Form 10-Q
period 1996-03-31
ACT III THEATRES INC
filed 1996-05-14
CIK 894652

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1996
                               ------------------

OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition from ___________________ to _______________________

                       COMMISSION FILE NUMBER 33-55400

                             ACT III THEATRES, INC.                .
              ------------------------------------------------------
              (Exact name of Registrant as specified in its charter)

           Delaware                                         95-42ll629
- - -------------------------------                        -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


            919 SW Taylor Street, Suite 900, Portland, Oregon  97205          .
- - ------------------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)

(Registrant's telephone number, including area code)    (503) 22l-02l3   .
                                                    ----------------------
     Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  xx   No
                                                --      --

     At April 30, 1996, there were l00 shares of the registrant's common stock outstanding.

                             ACT III THEATRES, INC.
                                    INDEX

                                                                                      PAGE
                                                                                     NUMBER
                                                                                     ------
PART I.   Financial Information (Unaudited)

     Item l.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . .   3

         Consolidated Statement of Operations -
           Three Months Ended March 31, 1996 and 1995 . . . . . . . . . . . . . . . .   3

         Consolidated Balance Sheet -
           At March 31, 1996 and December 31, 1995  . . . . . . . . . . . . . . . . .   4

         Consolidated Statement of Changes in Common
         Shareholder's Equity (Deficit) for the three months
         ended March 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5

         Consolidated Condensed Statement of Cash Flows -
          Three Months Ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . .   6

         Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . .   7

     Item 2.   Management's Discussion and Analysis
          of Results of Operations and Financial Condition  . . . . . . . . . . . . .   8

PART II.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

     Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . .  11


                        ITEM 1: FINANCIAL STATEMENTS

                            ACT III THEATRES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                            (DOLLARS IN THOUSANDS)
                                (UNAUDITED)

                                                                       1996                    1995
                                                                       ----                    ----
REVENUES:
  Admissions                                                         $35,034                  $25,819
  Concessions                                                         15,685                   11,593
  Other                                                                  490                      551
                                                                     -------                  -------
                                                                      51,209                   37,963
                                                                     -------                  -------
EXPENSES:
  Costs of operations
    Film rental                                                       17,106                   12,152
    Cost of concessions                                                2,483                    1,814
    Other theatre operating expenses                                  15,096                   12,263
                                                                     -------                  -------
        Total                                                         34,685                   26,229

  General and administrative expenses                                  1,684                    1,536
  Depreciation and amortization                                        5,648                    5,081
                                                                     -------                  -------
                                                                      42,017                   32,846
                                                                     -------                  -------
        Income from operations                                         9,192                    5,117

INTEREST EXPENSE, net                                                  5,684                    5,944
                                                                     -------                  -------
        Income (Loss) before income taxes                              3,508                     (827)

PROVISION (BENEFIT) FOR INCOME TAXES                                   1,344                     (121)
                                                                     -------                  -------

        Net income (loss)                                              2,164                     (706)

ACCRETION OF MANDATORILY REEDEEMABLE
  SECURITIES                                                               5                        6

PREFERRED DIVIDENDS                                                      413                      360
                                                                     -------                  -------
        Net income (loss) applicable to
                common stock.                                        $ 1,746                  $(1,072)
                                                                     -------                  -------
                                                                     -------                  -------


  The accompanying notes are an integral part of this consolidated statement.

                             ACT III THEATRES, INC.
                          CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)
                                    ASSETS

                                                        March 31,                   December 31,
                                                          1996                         1995
                                                      -------------                 ------------
                                                      (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                 $8,643                     $19,002
  Accounts receivable                                          818                         866
  Prepaids and other current assets                            719                         711
  Inventories                                                1,916                       1,854
                                                       -------------                ------------
      Total current assets                                  12,096                      22,433
                                                       -------------                ------------
CONTRACTS RECEIVABLE                                         1,734                       2,037
PROPERTY AND EQUIPMENT, net                                188,127                     177,585
INTANGIBLES, net                                            34,654                      36,884
OTHER ASSETS, net                                            3,859                       4,065
                                                       -------------                ------------
     Total assets                                         $240,470                    $243,004
                                                       -------------                ------------
                                                       -------------                ------------

                    LIABILITIES,MANDATORILY REDEEMABLE SECURITIES
                      AND COMMONSHAREHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Current portion of long-term debt and capital
    lease obligations                                       $1,538                      $1,408
  Accounts payable                                           5,351                       4,424
  Accrued film rentals                                       6,696                       8,932
  Taxes other than income taxes                              2,089                       3,157
  Other current liabilities                                 10,729                      13,294
                                                       -------------                ------------
     Total current liabilities                              26,403                      31,215
DEFERRED INCOME TAXES                                        8,023                       7,670
LONG-TERM DEBT AND CAPITAL
  LEASE OBLIGATIONS                                        229,912                     230,151
                                                       -------------                ------------
                                                           264,338                     269,036
MANDATORILY REDEEMABLE SECURITIES OF
  ACT III CINEMAS, INC.                                     11,814                      11,396
                                                       -------------                ------------
COMMON SHAREHOLDER'S EQUITY (DEFICIT)
  Common stock, $.01 par value, 1,000 shares
    authorized, 100 shares issued and outstanding                1                           1
  Additional paid-in capital                                 4,979                       4,979
  Accumulated deficit                                      (40,662)                    (42,408)
                                                       -------------                ------------
                                                           (35,682)                    (37,428)
                                                       -------------                ------------
        Total liabilities and equity (deficit)            $240,470                    $243,004
                                                       -------------                ------------
                                                       -------------                ------------


          The accompanying notes are an integral part of this statement.

                            ACT III THEATRES, INC.
   CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDER'S EQUITY (DEFICIT)
                  FOR THE THREE MONTHS ENDED MARCH 31, 1996
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                    Common   Stock      Additional
                                                                    ----------------      Paid-In      Accumulated
                                                                    Shares    Amount      Capital        Deficit          Total
                                                                    ------    ------      -------        -------          -----
BALANCE,  December 31, 1995                                            100       $1        $4,979        $(42,408)      $(37,428)

Accretion of mandatorily redeemable Senior
    Subordinated convertible preferred stock                                                                   (5)            (5)

Preferred dividends                                                                                          (413)          (413)

Net Income                                                                                                  2,164          2,164
                                                                    -------------------------------------------------------------
BALANCE, March 31, 1996                                                100       $1        $4,979        $(40,662)      $(35,682)
                                                                    -------------------------------------------------------------
                                                                    -------------------------------------------------------------


          The accompanying notes are an integral part of this statement.

                            ACT III THEATRES, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                               (IN THOUSANDS)
                                (UNAUDITED)

                                                                             1996                    1995
                                                                         -----------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                            $2,164                  $(706)
Adjustments to reconcile net income (loss) to
   cash used by operating activities-
  Depreciation and amortization                                               5,648                  5,081
  Amortization of debt discount                                                 234                    260
  Deferred income taxes                                                         353                    144
Changes in certain working capital items                                     (4,964)                (7,882)
                                                                         -----------              ----------
        Net cash provided (used) by operating activities                      3,435                 (3,103)
                                                                         -----------              ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                                       (13,754)                (3,936)
  Net change in contracts receiviable                                           303                    334
                                                                         -----------              ----------
        Net cash used by investing activities                               (13,451)                (3,602)
                                                                         -----------              ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments made on long-term debt                                              (343)                (4,422)
                                                                         -----------              ----------
        Net cash used by financing activities                                  (343)                (4,422)
                                                                         -----------              ----------
DECREASE IN CASH AND
  CASH EQUIVALENTS                                                          (10,359)               (11,127)
CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                                  19,002                 27,431
                                                                         -----------              ----------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                                  $8,643                $16,304
                                                                         -----------              ----------
                                                                         -----------              ----------


           The accompanying notes are an integral part of this statement.

                            ACT III THEATRES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1996
                                (UNAUDITED)

NOTE 1:   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial information and notes thereto should be read in conjunction with the Company's 1995 annual report on Form 10-K.

     The results of operations for the three (3) months ended March 31, 1996 are not necessarily indicative of results to be expected for the year ending December 3l, l996.

NOTE 2:  NET INCOME PER SHARE

     Earnings per share information is not presented as Act III Theatres, Inc. (the "Company") is a wholly owned subsidiary of Act III Cinemas, Inc., (Cinemas).

NOTE 3:  COMMITMENTS AND CONTINGENCIES

     See Note 11 of the Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 3l, l995 for a description of Commitments and Contingencies.


NOTE 4:  RECLASSIFICATIONS

     Certain reclassifications have been made to the 1995 financial statements to conform with March 31, 1996 presentation. These reclassifications had no impact on previously reported results of operations or common shareholder's equity (deficit).


NOTE 5:  STOCK OPTIONS

     During the quarter ended March 31, 1996, the Board of Directors of Cinemas increased the number of options available for grant of Cinemas Common Stock from 65 to 100 shares.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW:

     On a quarter to quarter basis, the Company's financial results vary due to seasonal fluctuations which affect all motion picture exhibitors. These fluctuations are the result of distribution practices of the major motion picture studios which have historically concentrated the release of films during the summer and holiday seasons. The seasonality of picture exhibition however, has begun to become less prominent as studios have begun to release major motion pictures in periods other than the summer and holiday seasons in an effort to reduce seasonal fluctuation.

     The Company's revenues are derived principally from box office admissions and theatre concessions sales. Additional sources of revenue include auditorium rentals and video games. The Company's principal costs of operations are film rentals, concessions costs and other expenses (such as payroll, advertising, theatre rentals, maintenance, supplies, insurance and utilities). In general, costs of operations are variable and general and administrative costs are fixed in relation to changes in revenues.


RESULTS OF OPERATIONS:

            (First Quarter 1996 compared with First Quarter 1995)

     The following table presents a summary of certain income statement items as a percentage of total revenues:

                                            RESULTS OF OPERATIONS
                                         THREE MONTHS ENDED MARCH 31

                                             1996           1995
                                             ----           ----
REVENUES:
  Admissions  . . . . . . . . .              68.4%          68.0%
  Concessions and other . . . .              31.6%          32.0%
                                             -----          -----
TOTAL REVENUES  . . . . . . . .             100.0%         100.0%

Costs of operations . . . . . .              67.7%          69.1%
General and adminis-
  trative expenses  . . . . . .               3.3%           4.0%
Depreciation and
  amortization  . . . . . . . .              11.0%          13.4%
Income from operations  . . . .              18.0%          13.5%
Interest expense (net)  . . . .              11.1%          15.7%

REVENUES:

     Revenues for the quarter ended March 31, l996, increased 35% to $51.2 million from $37.9 million for the quarter ended March 31, l995. The increase is the result of an increase in attendance and concession sales resulting primarily from an additional 59 screens in operation for the quarter ended March 31, 1996 as compared to the same quarter in 1995.

COSTS OF OPERATIONS:

     Cost of operations for the quarter ended March 31, 1996 increased 32% to $34.7 million from $26.2 million for the quarter ended March 3l, l995, but as a percentage of revenues, cost of operations decreased from 69.1% to 67.7% for the same period. The increase in the dollar amount is attributable to increased film rental expenses and the higher cost of concession sales as compared to 1995, due to increased attendance resulting from 59 additional screens being operated for the quarter ended March 31, 1996. The decrease in cost of operations as a percentage of revenue over the prior year's first quarter is the result of certain costs of operations, which are generally fixed, e.g. rent, utilities, payroll, being spread over a larger revenue base.

GENERAL AND ADMINISTRATIVE EXPENSES:

     General and administrative expenses for the quarter ended March 31, 1996, increased 13.3% to $1.7 million from $l.5 million for the quarter ended March 31, 1995. The increase in the dollar amount is attributable to higher compensation expenses related to the granting of stock options to certain officers of the Company. General and administrative expenses as a percentage of sales decreased .7% to 3.3% for the quarter ended March 31, 1996 from 4.0% for the quarter ended March 31, 1995.

DEPRECIATION AND AMORTIZATION:

     Depreciation and amortization expense, which includes amortization of intangibles and other assets, increased 11.1% to $5.6 million for the quarter ended March 31, 1996 from $5.1 million for the quarter ended March 31, 1995. The increase was primarily the result of the opening and acquisition of new theatres and the renovation of existing theatres.

INTEREST EXPENSE (NET):

     Interest expense decreased slightly for the quarter ended March 31, 1996 to $5.7 million from $5.9 million for the quarter ended March 31, l995. The decrease was primarily due to the lower applicable margin rate added to the LIBOR during the quarter, pursuant to the terms of the Company's loan agreement (the "Loan Agreement") with General Electric Credit Corporation ("GECC").

LIQUIDITY AND CAPITAL RESOURCES:

     The Company's revenues are collected in cash, principally through box office admissions and theatre concessions revenues. The Company has an operating "float" which partially finances its operations and which permits the Company to maintain a small amount of working capital capacity. This "float" exists because admissions are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors within l5 to 45 days following receipt of admissions revenues.

     The Company's primary capital requirements are for new theatre construction, acquisitions, remodeling and expansion of existing theatres. The Company prefers to develop theatres on a fee-owned (or ground lease) basis rather than on a leasehold basis, notwithstanding that the capital requirements associated with developing a theatre on a fee-owned (or ground lease) basis are significantly higher than developing a theatre on a leasehold basis. The Company historically has financed its primary capital requirements with funds generated from its operations and through financing activities.

     For the period ended March 31, l996, the Company's principal investing activities have been for new theatre openings, acquisitions, remodeling and expansion which totaled approximately $13.7 million, all of which was paid for with cash on hand.

     Net cash provided by operating activities was insufficient to meet cash used for investing and financing activities for the period ended March 31, l996. The insufficiency of cash provided by operating activities for the quarter ended March 31, 1996 was met by using cash on hand at the beginning of the quarter.

     Under the Loan Agreement with GECC the Company has a revolving credit availability of $130 million (the "Revolving Credit Facility") with a
termination date of   June 30, 2001.  The amount available under the Revolving
Credit Facility will reduce in amounts varying from $1.0 million  to $13 million
on a semiannual basis.   At March 31, 1996, there was $110 million outstanding
under the Revolving Credit Facility. Interest under the Loan Agreement is payable monthly at a rate based on either prime or LIBOR, at the Company's option, and determined based upon certain financial ratios of the Company. At March 31, 1996, the interest rate on borrowings was 7.101%.

     Additionally, the Company has $85 million of senior subordinated notes outstanding which mature in 2003 and bear interest at 11-7/8%. The senior subordinated notes contain restrictive covenants that, among other things, restrict the amount and type of debt that the Company may incur and impose limitations on the creation of liens, a change in control, transactions with affiliates, mergers and investments. Similar limitations exist in the Loan Agreement. The Company does not anticipate that these covenants will materially impede the operations of the Company.

     The Company believes its existing cash, cash generated from operations and available credit facilities will be sufficient to meet its cash requirements for at least the next l2 months.

                            ACT III THEATRES, INC.

                        PART II -- OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS:

          None

     (B)  REPORTS ON FORM 8-K

          None

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

DATED:  This 14 day of  May, 1996



                                  ACT III THEATRES, INC.
                                      (REGISTRANT)

                                 BY  /s/ Walter S. Aman
                                   ------------------------------------
                                         WALTER S. AMAN
                                         President and Principal
                                         Financial Officer


                                 BY  /s/ Wade L. Canning
                                    ------------------------------------
                                         WADE L. CANNING
                                         Vice President of Finance