Form 10-Q
period 1996-06-30
ACT III THEATRES INC
filed 1996-08-13
CIK 894652

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition from __________________ to ___________________

                       COMMISSION FILE NUMBER 33-55400


                           ACT III THEATRES, INC.
           (Exact name of Registrant as specified in its charter)


         DELAWARE                                         95-4211629
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


 919 SW TAYLOR STREET, SUITE 900, PORTLAND, OREGON             97205
     (Address of principal executive offices)                (Zip Code)

(Registrant's telephone number, including area code)    (503) 221-0213.

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  xx    No
                                                ----     ----

     At July 31, 1996, there were 100 shares of the registrant's common stock outstanding.

                               ACT III THEATRES, INC.

                                      INDEX

                                                                        Page
                                                                       Number
                                                                       ------


PART I.   Financial Information (Unaudited)

     Item 1.   Financial Statements . . . . . . . . . . . . . . . . .     3

         Consolidated Statement of Operations -
           Three Months Ended June 30, 1996 and 1995 . . . . . . . . .    3

         Consolidated Statement of Operations -
           Six Months Ended June 30, 1996 and 1995 . . . . . . . . . .    4

         Consolidated Balance Sheet -
          At June 30, 1996 and December 31, 1995 . . . . . . . . . . .    5

         Consolidated Statement of Changes in Common
         Shareholder's Equity (Deficit) for the six months
         ended June 30, 1996 . . . . . . . . . . . . . . . . . . . . .    6

         Consolidated Condensed Statement of Cash Flows -
          Six Months Ended June 30, 1996 and 1995 . . . . . . . . .  .    7

         Notes to Consolidated Financial Statements . . . . . . . . . .    8

     Item 2.   Management's Discussion and Analysis
          of Results of Operation and Financial Condition . . . . . . .    9

PART II.  Other Information . . . . . . . . . . . . . . . . . . . . . .    13

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . 13

                            ITEM 1: FINANCIAL STATEMENTS

                                ACT III THEATRES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (IN THOUSANDS)
                                    (UNAUDITED)

                                                              1996       1995
                                                              ----       ----

REVENUES:
  Admissions                                                 $36,616   $31,694
  Concessions                                                 16,705    14,289
  Other                                                          462       490
                                                             -------   -------
                                                              53,783    46,473
                                                             -------   -------

EXPENSES
  Costs of operations
    Film Rental                                               20,342    17,067
    Cost of concessions                                        2,664     2,218
    Other theatre operating expenses                          16,391    13,129
                                                             -------   -------
         Total                                                39,397    32,414

General and administrative expenses                            1,625     1,613
Depreciation and amortization                                  4,820     5,131
                                                             -------   -------
                                                              45,842    39,158
                                                             -------   -------
         Income from operations                                7,941     7,315

OTHER EXPENSES:
  Interest Expense, net                                        5,793     6,081
  Loss on sale of assets                                           0        22
                                                             -------   -------
                                                               5,793     6,103

         Income before income taxes                            2,148     1,212


PROVISION FOR INCOME TAXES                                       877       316
                                                             -------   -------
  Net Income                                                   1,271       896

ACCRETION OF MANDATORILY REDEEMABLE
  SECURITIES                                                       6         5

PREFERRED DIVIDENDS                                              413       360
                                                             -------   -------
  Net income applicable to common stock                         $852      $531
                                                             -------   -------
                                                             -------   -------

  The accompanying notes are an integral part of these consolidated statements.

                              ACT III THEATRES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (IN THOUSANDS)
                                    (UNAUDITED)


                                                              1996       1995
                                                              ----       ----
REVENUES:
  Admissions                                                $71,650    $57,513
  Concessions                                                32,390     25,882
  Other                                                         952      1,041
                                                            -------    -------
                                                            104,992     84,436
                                                            -------    -------
EXPENSES
  Costs of operations
    Film Rental                                              37,448     29,219
    Cost of concessions                                       5,147      4,032
    Other theatre operating expenses                         31,487     25,392
                                                            -------    -------
          Total                                              74,082     58,643

  General and administrative expenses                         3,309      3,149
  Depreciation and amortization                              10,468     10,212
                                                            -------    -------
                                                             87,850     72,004
                                                            -------    -------
         Income from operations                              17,133     12,432

OTHER EXPENSES:
  Interest Expense, net                                       11,477    12,025
  Loss on sale of assets                                           0        22
                                                             -------   -------
                                                              11,477    12,047
                                                             -------   -------
         Income before income taxes                            5,656       385

PROVISION FOR INCOME TAXES                                     2,221       195
                                                             -------   -------


     Net Income                                                3,435       190
ACCRETION OF MANDATORILY REDEEMABLE
 SECURITIES                                                       11        11
PREFERRED DIVIDENDS                                              826       720
                                                             -------   -------
         Net (loss) income applicable to common
          stock.                                              $2,598     $(541)
                                                             -------   -------
                                                             -------   -------

  The accompanying notes are an integral part of this financial statement.

                                ACT III THEATRES, INC.
                              CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)

                                        ASSETS

                                          June 30,        December 31,
                                            1996              1995
                                         ----------       ------------
                                        (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents              $  8,575           $ 19,002
  Accounts receivable                         988                866
 Prepaid and other receivables                656                711
  Inventories                               2,187              1,854
                                         ----------        ----------
      Total Current Assets                 12,406             22,433

CONTRACTS RECEIVABLE                        1,708              2,037
PROPERTY AND EQUIPMENT, net               196,396            177,585
INTANGIBLES, net                           33,372             36,884
OTHER ASSETS, net                           3,652              4,065
                                         ----------        ----------
      Total Assets                       $247,534           $243,004
                                         ----------        ----------
                                         ----------        ----------


               LIABILITIES, MANDATORILY REDEEMABLE SECURITIES
                 AND COMMON SHAREHOLDER'S EQUITY (DEFICIT)


CURRENT LIABILITIES:
  Current portion of long-term
   debt and capital lease obligations    $  1,679           $  1,408
  Accounts payable                          6,203              4,424
  Accrued film rentals                      8,029              8,932
  Taxes other than income taxes             2,082              3,157
  Other current liabilities                14,245             13,294
                                         ----------        ----------
      Total current liabilities            32,238             31,215

DEFERRED INCOME TAXES                       8,218              7,670
LONG-TERM DEBT AND CAPITAL
  LEASE OBLIGATIONS                       229,675            230,151
                                         ----------        ----------
                                          270,131            269,036
                                         ----------        ----------
MANDATORILY REDEEMABLE SECURITIES OF
  ACT III CINEMAS, INC.                    12,233             11,396
                                         ----------        ----------

COMMON SHAREHOLDER'S EQUITY (DEFICIT)
  Common stock, $.01 par value, 1,000
  shares authorized, 100 shares issued
   and outstanding                              1                  1
  Additional paid-in capital                4,979              4,979
  Accumulated deficit                     (39,810)           (42,408)
                                         ----------        ----------
                                          (34,830)           (37,428)
                                         ----------        ----------
      Total Liabilities and Equity
        (Deficit)                        $247,534           $243,004
                                         ----------        ----------
                                         ----------        ----------

The accompanying notes are an integral part of this financial statement.

                               ACT III THEATRES, INC.
                       CONSOLIDATED STATEMENT OF CHANGES IN
                       COMMON SHAREHOLDER'S EQUITY (DEFICIT)
                      FOR THE SIX MONTHS ENDED JUNE 30, 1996
                              (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                   Common    Stock    Additional
                                   ----------------    Paid-In    Accumulated
                                   Shares    Amount    Capital       Deficit     Total
                                   ------    ------    -------       -------     -----
BALANCE, December 31, 1995           100       $1       $4,979     $(42,408)    $(37,428)

Accretion of mandatorily
 redeemable Senior Subordinated
 convertible preferred stock                                            (11)         (11)

Preferred dividends                                                    (826)        (826)

Net Income                                                            3,435        3,435
                                    -----------------------------------------------------

BALANCE, June 30, 1996               100       $1       $4,979     $(39,810)    $(34,830)
                                    -----------------------------------------------------
                                    -----------------------------------------------------

        The accompanying notes are an integral part of this financial statement.

                               ACT III THEATRES, INC.
                  CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                              (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                      1996             1995
                                                    --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:               $  3,435         $    180
   Net income
   Adjustments to reconcile net income
    to cash provided by operating
    activities -
   Depreciation and amortization                      10,465           10,212
   Loss on sale of assets                                  0           10,212
   Amortization of debt discount                         480              519
   Deferred income taxes                                 548              173
   Change in certain working capital items               352           (1,184)
                                                    --------         --------
      Net cash provided by oeprating
       activities                                     15,272            9,932
                                                    --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property and equipment               (25,354)          (8,990)
   Net change in contracts receivable                    329              357
   Proceeds from sale of assets                            0              327
                                                    --------         --------
      Net cash used for investing activities         (25,025)          (8,306)
                                                    --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments made on long-term debt                      (674)          (8,850)
                                                    --------         --------
      Net cash used for financing activities            (674)          (8,850)
                                                    --------         --------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS     (10,427)          (7,224)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      19,002           27,431
                                                    --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD          $  8,578         $ 20,207
                                                    --------         --------
                                                    --------         --------


The accompanying notes are an integral part of this consolidated statement.

                        ACT III THEATRES, INC.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996
                            (UNAUDITED)

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

     The results of operations for the six (6) months ended June 30, 1996 and the three (3) months ended June 30, 1996, are not necessarily indicative of results to be expected for the year ending December 3l, l996.

NOTE 2:  NET INCOME PER SHARE

     Earnings per share information is not presented as Act III Theatres, Inc. (the "Company") is a wholly owned subsidiary of Act III Cinemas, Inc., (Cinemas).

NOTE 3:  COMMITMENTS AND CONTINGENCIES

     See Note 11 of the Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 1995 for a description of Commitments and Contingencies.

NOTE 4:   STOCK OPTIONS

     During the quarter ended March 31, 1996 the Board of Directors of Cinemas increased the number of options available for grant of Cinemas Common Stock from 65 to 100 shares.

NOTE 5:  RECLASSIFICATIONS

     Certain reclassifications have been made to the 1995 financial statement to conform with June 30, 1996 presentation. These reclassifications had no impact on previously reported results of operations or common shareholder's equity (deficit).

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW:

     On a quarter to quarter basis, the Company's financial results vary due to seasonal fluctuations which affect all motion picture exhibitors. These fluctuations are the result of distribution practices of the major motion picture studios which have historically concentrated the release of films
during the summer and holiday seasons.    The seasonality of picture
exhibition, however, has begun to become less prominent as studios have begun to release major motion pictures in periods other than the summer and holiday seasons in an effort to reduce seasonal fluctuation.

     The Company's revenues are derived principally from box office admissions and theatre concession sales. Additional sources of revenue include auditorium rentals and video games. The Company's principal costs of operations are film rentals, concessions costs and other expenses (such as payroll, advertising, rents, maintenance, supplies, insurance and utilities). In general, costs of operations are variable and general and administrative costs are fixed in relation to changes in revenues.



RESULTS OF OPERATIONS:

     The following table presents a summary of certain income statement items as a percentage of total revenues and other key ratios:

                                Results of Operations          Results of Operations
                                ---------------------          ---------------------
                              Three Months Ended June 30     Six Months Ended June 30
                              --------------------------     ------------------------
                                     1996     1995                1996      1995
                                     ----     ----                ----      ----
REVENUES:
  Admissions  . . . . . . . . .      68.1%    68.2%               68.2%     68.1%
  Concessions and other . . . .      31.9%    31.8%               31.8%     31.9%
                                   -------  -------             -------   -------
TOTAL REVENUES. . . . . . . . .    100.00%  100.00%             100.00%   100.00%

Costs of operations . . . . . .      73.3%    69.7%               70.6%     69.5%
General and adminis-
  trative expenses. . . . . . .       3.0%     3.5%                3.2%      3.7%
Depreciation and
  amortization. . . . . . . . .       9.0%    11.0%               10.0%     12.1%
Income from operations. . . . .      14.8%    15.8%               16.3%     14.7%
Interest expense (net). . . . .      10.8%    13.0%               10.9%     14.2%

REVENUES:

     Revenue for the quarter ended June 30, l996, increased 15.7% to $53.8 million from $46.5 million for the quarter ended June 30, l995. Revenue for the six months ended June 30, 1996 increased 24.3% to $105 million from $84.4 million for the six months ended June 30, 1995. The increase for both the quarter ended June 30, 1996 and six months ended June 30, 1996 as compared to the same periods in 1995 was attributable to an increase in attendance and concession sales resulting primarily from a net addition of 58 screens in operation along with the release of films that had greater public appeal.

COSTS OF OPERATIONS:

     Cost of operations for the quarter ended June 30, 1996 increased 21.5% to $39.4 million from $32.4 million for the quarter ended June 30, l995. Costs of operations for the six months ended June 30, 1996 increased 26.3% to $74.1 million from $58.6 million for the six months ended June 30, 1995. The increase for the quarter ended June 30, 1996 was due primarily to an increase in attendance and concession sales as compared to the same quarter in l995. The overall increase for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 is attributable to increased attendance and operating costs associated with the additional screens operated by the Company. Cost of operations as a percentage of revenues increased for the three months and six months ended June 30, 1996 as compared to the same periods in 1995, due primarily to higher film rental, concession costs and rent expense at the new facilities.

GENERAL AND ADMINISTRATIVE EXPENSES:

     General and administrative expenses increased slightly for both the quarter ended June 30, 1996 and six months ended June 30, 1995 as compared to the same periods in l995. The increase in the dollar amount is attributable to higher compensation expenses related to the granting of stock options to certain officers of the Company.

DEPRECIATION AND AMORTIZATION:

     Depreciation and amortization expense, which includes amortization of intangibles and other assets, decreased slightly for the quarter ended June 30, 1996 to $4.8 million from $5.1 million for the quarter ended June 30, 1995. For the six months ended June 30, 1996 depreciation and amortization increased slightly to $10.5 million from $10.2 million for the same period in 1995 The decrease for the quarter ended June 30, 1996 is due to certain intangibles being fully amortized during the quarter. The slight increase for the six months ended June 30, 1996 reflects lower amortization of intangibles offset by higher depreciation expense due to opening and acquiring of new theatres and the renovation of existing theatres.

INTEREST EXPENSE (NET):

     Interest expense decreased slightly for both the quarter ended June 30, 1996 and the six months ended June 30, 1996 as compared to the same periods in 1995. The decrease was primarily due to the lower applicable margin rate added to the LIBOR during the period, pursuant to the terms of the Company's loan agreement (the "Loan Agreement") with General Electric Credit Corporation ("GECC").

LIQUIDITY AND CAPITAL RESOURCES:

     The Company's revenues are collected in cash, principally through box office admissions and theatre concessions revenues. The Company has an operating "float" which partially finances its operations and which permits the Company to maintain a small amount of working capital capacity. The "float" exists because admissions are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors within 15 to 45 days following receipt of admission revenues.

     The Company's primary capital requirements are for new theatre construction, acquisitions, remodeling and expansion of existing theatres. The Company prefers to develop theatres on a fee-owned (or ground lease) basis rather than on a leasehold basis, notwithstanding that the capital requirements associated with developing a theatre on a fee-owned (or ground lease) basis are significantly higher than developing a theatre on a leasehold basis. The Company historically has financed primary capital requirements with funds generated from its operations and through financing activities.

     For the period ended June 30, 1996, the Company's principal investing activities have been for new theatre openings, acquisitions, remodeling and expansion which totaled approximately $25.3 million, all of which was paid for with cash on hand.

     Net cash provided by operating activities was insufficient to meet cash used for investing and financing activities for the period ended June 30, 1996. The insufficiency of cash provided by operating activities for the six months ended June 30, 1996 was met by using cash on hand at the beginning of the period.

     Under the Loan Agreement with GECC the Company has a revolving credit availability of $130 million (the "Revolving Credit Facility") with a termination date of June 30, 2001. The amount available under the Revolving Credit Facility will reduce in amounts varying from $1.0 million to $13 million on a semi-annual basis. At June 30, 1996, there was $110 million outstanding under the Revolving Credit Facility. Interest under the Loan Agreement is payable monthly at a rate based on either prime or LIBOR, at the Company's option, and determined based upon certain financial ratios of the Company. At June 30, 1996, the interest rate on borrowing was 6.70%.

     Additionally, the Company has $85 million of senior subordinated notes outstanding which mature in 2003 and bear interest at 11-7/8%. The senior subordinated notes contains restrictive covenants that, among other things, restrict the amount and type of debt that the Company may incur and impose limitations on the creation of liens, changes in control , transactions with affiliates, mergers and investments. Similar limitations exist in the Loan Agreement. The Company does not anticipate that these covenants will materially impede the operations of the Company.

     The Company believes its existing cash, cash generated from operations and available credit facilities will be sufficient to meet its cash requirements for at least the next 12 months.

                                 ACT III THEATRES, INC.

                               PART II -- OTHER INFORMATION



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS:

    *3.1  Certificate of Incorporation

    *3.2  Bylaws, as amended and restated on November 24, 1992

   +27.l  Financial Data Schedule

     (B)  REPORTS ON FORM 8-K

          None


_____________________
     * Incorporated herein by reference from the Company's registration statement on Form S-l dated as of January 26, 1993

     +    Filed herewith

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

DATED:  This 14th day of August, 1996



                         ACT III THEATRES, INC.
                                 (REGISTRANT)



                         BY   /s/ Walter S. Aman
                              -------------------------------
                              WALTER S. AMAN
                              President and Principal
                              Financial Officer


                         BY   /s/ Wade L. Canning
                              -------------------------------
                              WADE L. CANNING
                              Vice President of Finance