Form 10-Q
period 1996-09-30
ACT III THEATRES INC
filed 1996-11-13
CIK 894652

                                SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549
                                            FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1996
                                 ------------------
                                               OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition from __________________ to ________________

                                COMMISSION FILE NUMBER 33-55400


                                      ACT III THEATRES, INC.
------------------------------------------------------------------------------
                    (Exact name of Registrant as specified in its charter)


         Delaware                                       95-42ll629
-------------------------------                     ------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


              919 SW Taylor Street, Suite 900, Portland, Oregon  97205
                     (Address of principal executive offices)       (Zip Code)

(Registrant's telephone number, including area code)    (503) 22l-02l3
                                                        --------------
   Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes xx No
                                                   ----   ---
   At October 31, 1996, there were l00 shares of the registrant's common stock outstanding.

                              ACT III THEATRES, INC.

                                        INDEX

                                                                           PAGE
                                                                          NUMBER
                                                                          ------

PART I. Financial Information (Unaudited)

   Item l.  Financial Statements . . . . . . . . . . . . . . . . . . . . .  3

      Consolidated Statement of Operations -
            For The Three Months Ended September 30, 1996 and 1995 . . . .  3

     Consolidated Statement of Operations -
            For The Nine Months Ended September 30, 1996 and 1995. . . . .  4

     Consolidated Balance Sheet -
            At September 30, 1996 and December 31, 1995. . . . . . . . . .  5

     Consolidated Statement of Changes in Common
     Shareholder's Equity (Deficit) for the nine months
     ended September 30, 1996  . . . . . . . . . . . . . . . . . . . . . .  6

     Consolidated Condensed Statement of Cash Flows -
            For The Nine Months Ended September 30, 1996 and 1995. . . . .  7

     Notes to Consolidated Financial Statements . . . . . . . .  . . . . .  8

   Item 2.  Management's Discussion and Analysis
            of Results of Operations and Financial Condition . . . . . . .  9

PART II. Other Information . . . . . . . . . . . . . . . . . . . . . . . . 13

   Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 13

                          ITEM 1: FINANCIAL STATEMENTS

                              ACT III THEATRES, INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED SEPTEMBER 1996 AND 1995
                                   (IN THOUSANDS)
                                     (UNAUDITED)

                                                           1996         1995
                                                           ----         ----
REVENUES:
  Admissions                                              $42,782      $39,409
  Concessions                                              19,605       18,229
  Other                                                       682          596
                                                          -------      -------
                                                           63,069       58,234
                                                          -------      -------
EXPENSES
  Costs of operations
    Film rental                                            23,145       20,924
    Cost of concessions                                     3,241        2,480
    Other theatre operating expenses                       17,145       14,936
                                                          -------      -------
         Total                                             43,531       38,340

  General and administrative expenses                       1,870        1,720
  Depreciation and amortization                             5,008        5,504
                                                          -------      -------
                                                           50,409       45,564
                                                          -------      -------
         Income from operations                            12,660       12,670

   INTEREST EXPENSE, net                                    5,999        5,900
                                                          -------      -------

   Income before income taxes                               6,661        6,770

PROVISION FOR INCOME TAXES                                  2,764        3,112
                                                          -------      -------
   Net Income                                               3,897        3,658

ACCRETION OF MANDATORILY REEDEEMABLE
  SECURITIES                                                    4            6

PREFERRED DIVIDENDS                                           414          360
                                                          -------      -------
     Net income applicable to common stock                 $3,479       $3,292
                                                          -------      -------
                                                          -------      -------

The accompanying notes are an integral part of this financial statement.

                              ACT III THEATRES, INC.
                        CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 1996 AND 1995
                                   (IN THOUSANDS)
                                    (UNAUDITED)

                                                           1996          1995
                                                           ----          ----
REVENUES:
  Admissions                                             $114,432      $96,922
  Concessions                                              51,995       44,111
  Other                                                     1,634        1,637
                                                         --------      -------
                                                          168,061      142,670
                                                         --------      -------
EXPENSES:
  Costs of operations
   Film rental                                             60,593       50,143
   Cost of concessions                                      8,388        6,512
   Other theatre operating expenses                        48,632       40,328
                                                         --------      -------
   Total                                                  117,613       96,983

  General and administrative expenses                       5,179        4,869
  Depreciation and amortization                            15,476       15,716
                                                         --------      -------
                                                          138,268      117,568
                                                         --------      -------
  Income from operations                                   29,793       25,102

OTHER EXPENSE (INCOME)
   Interest expense, net                                   17,476       17,925
   Loss on sale of assets                                       0           22
                                                         --------      -------
   Income before income tax                                12,317        7,155

PROVISION FOR INCOME TAXES                                  4,985        3,307
                                                         --------      -------
    Net income                                              7,332        3,848

ACCRETION OF MANDATORILY REEDEEMABLE
  SECURITIES                                                   15           17

PREFERRED DIVIDENDS                                         1,240        1,080
                                                         --------      -------
    Net income applicable to common stock                  $6,077       $2,751
                                                         --------      -------
                                                         --------      -------

The accompanying notes are an integral part of this financial statement.

                                ACT III THEATRES, INC.
                              CONSOLIDATED BALANCE SHEETS
                                (DOLLARS IN THOUSANDS)
                                      ASSETS

                                                     September 30,  December 31,
                                                          1996          1995
                                                      -------------  -----------
                                                       (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                $1,653      $19,002
  Accounts receivable                                       1,552          866
  Prepaid expenses and other receivables                      472          711
  Inventories                                               1,976        1,854
                                                       ------------  -----------
      Total current assets                                  5,653       22,433

CONTRACTS RECEIVABLE                                        1,684        2,037
PROPERTY AND EQUIPMENT, net                               210,817      177,585
INTANGIBLES, net                                           32,563       36,884
OTHER ASSETS, net                                           3,445        4,065
                                                        -----------  -----------
      Total assets                                       $254,162     $243,004
                                                        -----------  -----------
                                                        -----------  -----------

        LIABILITIES, MANDATORILY REDEEMABLE SECURITIES
         AND COMMON SHAREHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Current portion of long-term debt and capital
    lease obligations                                      $1,837       $1,408
  Accounts payable                                          7,505        4,424
  Accrued film rentals                                      5,965        8,932
  Taxes other than income taxes                             2,331        3,157
  Other current liabilities                                11,846       13,294
                                                         ----------  -----------
     Total current liabilities                             29,484       31,215

DEFERRED INCOME TAXES                                       8,973        7,670
LONG-TERM DEBT AND CAPITAL
  LEASE OBLIGATIONS                                       234,405      230,151
                                                         ----------  -----------
                                                          272,862      269,036
                                                         ----------  -----------
MANDATORILY REDEEMABLE SECURITIES OF
  ACT III CINEMAS, INC.                                    12,651       11,396
                                                         ----------  -----------
COMMON SHAREHOLDER'S EQUITY (DEFICIT)
  Common stock, $.01 par value, 1,000 shares
    authorized, 100 shares issued and outstanding               1            1
  Additional paid-in capital                                4,979        4,979
  Accumulated deficit                                     (36,331)     (42,408)
                                                         ----------  -----------
                                                          (31,351)     (37,428)
                                                         ----------  -----------
       Total Liabilities and Shareholders'
         Equity (Deficit)                                $254,162     $243,004
                                                         ----------  -----------
                                                         ----------  -----------

    The accompanying notes are an integral part of this financial statement.

                               ACT III THEATRES, INC.

      CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDER'S EQUITY (DEFICIT)
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                (DOLLARS IN THOUSANDS)
                                       (UNAUDITED)

                                                  Common Stock     Additional
                                                 -------------       Paid-In    Accumulated
                                                 Shares Amount       Capital      Deficit       Total
                                                 ------ ------       -------      -------       -----

BALANCE, December 31, 1995                         100     $1         $4,979     $(42,408)   $(37,428)

Accretion of mandatorily redeemable Senior
    Subordinated convertible preferred stock                                          (15)        (15)

Preferred dividends                                                                (1,240)     (1,240)

Net Income                                                                          7,332       7,332
                                                 ----------------------------------------------------
BALANCE, September 30, 1996                        100     $1         $4,979     $(36,331)   $(31,351)
                                                 ----------------------------------------------------
                                                 ----------------------------------------------------



       The accompanying notes are an integral part of this financial statement.

                                ACT III THEATRES, INC.
                   CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)


                                                            1996         1995
                                                          --------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $7,332       $3,848
  Adjustments to reconcile net income to
    cash provided by operating activities-
  Depreciation and amortization                            15,476       15,716
  Loss on sale of assets                                        0           22
  Amortization of debt discount                               703          779
  Deferred income taxes                                     1,303        3,802
  Change in certain working capital items                  (3,017)      (6,536)
                                                         ----------  -----------
   Net cash provided by operating activities               21,797       17,631
                                                         ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                     (43,479)     (26,581)
  Net change in contracts receiviable                         353          379
  Proceeds from sale of assets                                  0          327
                                                         ----------  -----------
   Net cash used for investing activities                 (43,126)     (25,875)
                                                         ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments made on long-term debt                          (1,020)      (9,163)
  Borrowings on long-term debt                              5,000            0
                                                         ----------  -----------
   Net cash used for financing activities                   3,980       (9,163)
                                                         ----------  -----------
DECREASE IN CASH AND CASH
   EQUIVALENTS                                            (17,349)     (17,407)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                                19,002       27,431
                                                         ----------  -----------
CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                                $1,653      $10,024
                                                         ----------  -----------
                                                         ----------  -----------

The accompanying notes are an integral part of this financial statement.

                                    ACT III THEATRES, INC.

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       SEPTEMBER 30, 1996
                                           (UNAUDITED)

NOTE 1:   BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial information and notes thereto should be read in conjunction with the Company's 1995 annual report on Form 10-K.

   The results of operations for the nine (9) months ended September 30, 1996 and the three (3) months ended September 30, 1996, are not necessarily indicative of results to be expected for the year ending December 3l, l996.

NOTE 2:  NET INCOME PER SHARE

   Earnings per share information is not presented as Act III Theatres, Inc. (the "Company") is a wholly owned subsidiary of Act III Cinemas, Inc., (Cinemas).

NOTE 3:  RECLASSIFICATIONS

   Certain reclassifications have been made to the 1995 financial statements to conform with September 30, 1996 presentation. These reclassifications had no impact on previously reported results of operations or common shareholder's equity (deficit).

NOTE 4:  COMMITMENTS AND CONTINGENCIES

   See Note 11 of the Notes to Consolidated Financial Statement in the Company's Form 10-K for the fiscal year ended December 3l, l995 for a description of Commitments and Contingencies.

   ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW:

   On a quarter to quarter basis, the Company's financial results vary due to seasonal fluctuations which affect motion picture exhibitors. These fluctuations are the result of distribution practices of the major motion picture studios which have historically concentrated the release of films during the summer and holiday seasons. The seasonality of picture exhibitions, however, has begun to become less prominent as studios have begun to release major motion pictures in periods other than the summer and holiday seasons in an effort to reduce seasonal fluctuation.

   The Company's revenues are derived principally from box office admissions and theatre concessions sales. Additional sources of revenue include auditorium rentals and video games. The Company's principal costs of operations are film rentals, concessions costs and other expenses (such as payroll, advertising, theatre rentals, property taxes, maintenance, supplies, insurance and utilities). In general, costs of operations are variable and general and administrative costs are fixed in relation to changes in revenues.

RESULTS OF OPERATIONS:

   The following table presents a summary of certain income statement items as a percentage of total revenues, and other key ratios:

                                        Results of Operations        Results of Operations
                                     Three Months Ended Sept 30    Nine Months Ended Sept 30
                                     --------------------------    -------------------------
                                     1996             1995            1996          1995
                                     ----             ----            ----          ----
REVENUES:
  Admissions  . . . . . . . . .      67.8%            67.7%           68.0%          67.9%
  Concessions and other . . . .      32.2%            32.3%           32.0%          32.1%
                                   -------          -------         -------        -------
TOTAL REVENUES. . . . . . . . .    100.00%          100.00%         100.00%        100.00%

Costs of operations . . . . . .      69.0%            65.8%           69.9%         68.0%
General and adminis-
  trative expenses. . . . . . .       2.9%             3.0%            3.0%          3.4%
Depreciation and
  amortization. . . . . . . . .       7.9%             9.4%            9.2%         11.0%
Income from operations. . . . .      20.1%            21.8%           17.7%         17.6%
Interest expense (net). . . . .       9.5%            10.1%           10.4%         12.6%


REVENUES:

   Revenues for the quarter ended September 30, 1996, increased 8.3% to $63.1 million from $58.2 million for the quarter ended September 30, l995.
Revenues for the nine months ended September 30, 1996 increased 17.8% to $168.1 million from $142.7 million for the nine months ended September 30, 1995. The increase for both the quarter and the nine months ended September 30, 1996 as compared to the same periods in 1995 was attributable to an increase in attendance and concession sales resulting from the operation of 25 additional screens and the release of films that had a greater public appeal.

COSTS OF OPERATIONS:

   Cost of operations for the quarter ended September 30, 1996 increased 13.5% to $43.5 million from $38.3 million for the quarter ended September 30, l995. Costs of operations for the nine months ended September 30, 1996 increased 21.3% to $117.6 million from $97.0 million for the nine months ended September 30, 1995. These increases were primarily attributable to the increase in total revenues for the periods which resulted in an increase in various costs tied to revenues, including sales tax, admission tax and concessions, and an increase in operating costs associated with the additional 25 screens operated by the Company during the period.

   Cost of operations as a percentage of revenues increased for the three months and nine months ended September 30, 1996 as compared to the same periods in 1995, due primarily to higher film rental, concession costs and rent expense at the new facilities.

GENERAL AND ADMINISTRATIVE EXPENSES:

   General and administrative expenses for the quarter ended September 30, 1996 increased 8.7% to $1.9 million from $l.7 million for the quarter ended September 30, 1995. General and administrative expenses for the nine months ended September 30, 1996 increased 6.4% to $5.2 million from $4.9 million for the nine months ended September 30, 1995. These increases in the dollar amounts are primarily attributable to higher compensation expenses related to the granting of stock options to certain officers of the Company.

DEPRECIATION AND AMORTIZATION:

   Depreciation and amortization expense, which includes amortization of intangibles and other assets, decreased 9% for the quarter ended September 30, 1996 to $5.0 million from $5.5 million for the quarter ended September 30, 1995. For the nine months ended September 30, 1996 depreciation and amortization decreased 1.5% to $15.5 million from $15.7 million for the same period in 1995. The decrease for the quarter ended and nine months ended September 30, 1996 reflects lower amortization of intangibles partially offset by higher depreciation expense due to opening and acquiring new theatres and the renovation of existing theatres.

INTEREST EXPENSE (NET):

   Interest expense remained relatively stable for both the quarter and nine months ended September 30, 1996 as compared to the same period in 1995.

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

   For the nine month period ended September 30, l996, the Company's principal investing activities were for new theatre openings, acquisitions, remodeling and expansion which totaled approximately $43.4 million, of which $5.0 million was paid for with a draw on the Revolving Credit Facility (as hereinafter defined) and the remainder with cash on hand.

   Net cash provided by operating activities was insufficient to meet cash used for investing and financing activities for the period ended September 30, 1996. The insufficiency of cash provided by operating activities for the nine months ended September 30, 1996 was met by using cash on hand at the beginning of the period plus a $5.0 million draw on the Revolving Credit Facility.

   Under the Company's Loan Agreement with General Electric Capital Corporation ("GECC"), the Company has a revolving credit availability of $155 million ( the "Revolving Credit Facility") with a termination date of June 30, 2001. The amount available under the Revolving Credit Facility will reduce in amounts varying from $10 million to $15 million on a semi-annual basis commencing on June 30, 1998. At September 30, 1996, there was $115 million outstanding under the Revolving Credit Facility. Interest under the Loan Agreement is payable monthly at a rate based on either prime or LIBOR, at the Company's option, plus an applicable margin determined by certain financial ratios of the Company. At September 30, 1996, the interest rate on borrowing was 6.67%.

   Additionally, the Company has $85 million of senior subordinated notes outstanding which mature in 2003 and bear interest at 11-7/8%. The senior subordinated notes contain restrictive covenants that, among other things, restrict the amount and type of debt that the Company may incur and impose limitations on the creation of liens, changes in control, transactions with affiliates, mergers and investments. Similar limitations exist in the Loan Agreement. The Company does not anticipate that these covenants will materially impede the operations of the Company.

                             ACT III THEATRES, INC.

                          PART II -- OTHER INFORMATION




ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

   (A)   EXHIBITS:

     +   3.1   Certificate of Incorporation

     +   3.2   Bylaws, as amended and restated on November 24, 1992

     *   27.1  Financial Data Schedule


   (B)   REPORTS ON FORM 8-K

      None





-------------------------------------------------------------------------------


      + Incorporated herein by reference from the Company's registration statement on Form S-l dated as of January 26, 1993.

      *      Filed herewith

                                    SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

DATED:  This 11th day of November, 1996



                                 ACT III THEATRES, INC.
                                 ----------------------
                                       (REGISTRANT)



                                 BY  //s//  Walter S. Aman
                                    -------------------------
                                      WALTER S. AMAN
                                      President and Principal
                                      Financial Officer


                                 BY //s// Wade L. Canning
                                    ----------------------
                                      WADE L. CANNING
                                      Vice President of Finance