Form 10-K405
period 1996-12-31
ACT III THEATRES INC
filed 1997-03-27
CIK 894652

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-K

(Mark One)
[X] Annual report pursuant to Section 13 or 15(d)of the Securities Exchange Act 1934 for the fiscal year ended
    December 31, 1996.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

Commission File Number:  33-55400

                                ACT III THEATRES, INC.
           -------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                     95-4211629
------------------------------                  --------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification Number)

    919 SW TAYLOR STREET, SUITE 900
    PORTLAND, OREGON                                  97205
    ---------------------                          ----------
    (Address of Principal                          (Zip Code)
     Executive Offices)


Registrant's telephone number, including area code (503) 221-0213
                                                  --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    YES      X          NO
       -------------      -------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The Company's voting stock is not publicly traded and does not have a quantifiable market value.

At December 31, 1996, there were 100 shares of the registrant's common stock outstanding.

                                  TABLE OF CONTENTS
                                  -----------------

PART I                                                                      PAGE

    Item 1.   BUSINESS.................................................     3
    Item 2.   PROPERTIES...............................................     6
    Item 3.   LEGAL PROCEEDINGS........................................     6
    Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......     6


PART II

    Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS......................................     7
    Item 6.   SELECTED FINANCIAL DATA..................................     8
    Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION....................     9
    Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............     14
    Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE......................     14


PART III

    Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......     15
    Item 11.  EXECUTIVE COMPENSATION...................................     18
    Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT...........................................     22
    Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........     24


PART IV

    Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
              REPORTS ON FORM 8-K......................................     24

SIGNATURES..............................................................    26

                                        PART I


ITEM 1: BUSINESS


THEATRE OPERATIONS

    Act III Theatres, Inc. and its subsidiaries (collectively, unless the context otherwise requires, the "Company"), is one of the leading motion picture exhibitors in the United States in terms of screens operated. At December 31, 1996, the Company operated 122 theatres with an aggregate of 673 screens. The Company's theatres are strategically located in concentrated areas in three regions of the country, the Pacific Northwest (Washington, Oregon, Idaho and Alaska), Texas (Austin and San Antonio)and Nevada (Las Vegas).

    The Company's strategic grouping of its theatres in cities other than the largest U.S. cities has also enabled the Company to achieve a strong market presence in those regions in which the Company competes. The Company estimates that a majority of its screens operate in areas in which the Company is the leading exhibitor, thereby enhancing the Company's ability to license the films that it finds desirable. The Company has a particularly strong presence in the Portland, Oregon and San Antonio markets.

    The Company, in operating its theatres, attempts to maximize attendance in order to cover fixed operating costs and increase concession sales. The Company accomplishes this by maintaining moderate regular admission prices and offering reduced pricing at certain non-peak times of the week.

    The Company attempts to own the underlying real property of its theatres whenever possible and financially prudent. The Company's ownership of its real property enables it to control occupancy costs and mitigate the effects of increasing rents. In addition, the Company has greater flexibility in operating its theatres that are owned in that it can expand popular theatres or close unprofitable theatres. On December 31, 1996, the Company owned a majority of its theatres (including theatres that are subject to ground leases).

    The Company was incorporated in Delaware in March, 1989 to facilitate, in 1989, the combination of theatre operations in San Antonio and Austin, Texas, owned by A 3 Theatres of San Antonio, Ltd., a Texas limited partnership ("A 3"), with two concurrent acquisitions of theatres in the Pacific Northwest and Austin, Texas.

         Consistent with industry practice, the Company primarily relies on advertisements and movie schedules published in newspapers to inform its patrons of film titles and show times. Radio, television and full page newspaper advertisements are used on a regular basis to promote new releases and special events. These expenses generally are paid for by film distributors; however, the Company occasionally contributes to the cost of such advertisements. The Company pays for directory advertisements which display information on films at the Company's theatres within a particular geographic area. The Company exhibits "Coming Soon" and "Now Playing" spots in advance of feature film presentations to promote films currently playing on the Company's screens or films not yet released.

FILM LICENSING

    The Company's film licensing activities are conducted from its offices in Portland, Oregon and Los Angeles, California by the Company's executives responsible for film bookings and settlement. Prior to negotiating or bidding for a film license, the Company evaluates the prospects for upcoming films. The criteria considered for each film include cast, director, plot, performance of similar films, estimated film rental costs and expected Motion Picture Association America rating. Successful licensing depends greatly upon the knowledge of the tastes of residents in markets served by each theatre and insight into the trends in those tastes, as well as the availability of commercially popular motion pictures. The Company at no time licenses any one film for all its theatre complexes, which reduces its risk with respect to any single film.

    The Company licenses films from distributors on a film-by-film and theatre-by-theatre basis. Film licenses entered into in either a negotiated or bidding process typically specify rental fees based on the higher of a gross receipts formula or theatre admissions revenue formula. Under the gross receipts formula, the distributor receives a specified percentage of box office receipts, with the percentages declining over the term of the run. The distributor receives film rentals based on a straight percentage which, for first-run film rental, usually begins at a minimum of 70% of box office admissions and gradually declines to as low as 30% over a period of four to seven weeks. Second-run film rental typically begins at 35% of box office admissions and declines to 30% after the first or second week. Under the theatre admissions revenue formula (commonly known as a "90/10" clause), the distributor receives a specified percentage (e.g., 90%) of the excess of box office receipts over a negotiated allowance for theatre expenses.

    License fees actually paid by the Company under a negotiated film license generally are adjusted by the distributors subsequent to the exhibition of a film in a process known as settlement (although there are currently two distributors that do not adjust rental fees). Factors taken into account in the settlement process include the commercial success of a film relative to original expectations and an exhibitor's commitment to the film. Because of the settlement process, negotiated film licenses typically are more favorable to exhibitors than bid licenses (which are not adjusted) with respect to the percentage of revenue paid to license a film.

    The Company's business is dependent upon the availability of marketable motion pictures. There are six distributors which provide a substantial portion of quality first run movies to the exhibition industry. They are Paramount Pictures, Universal Film Exchanges, Inc., Buena Vista Pictures Distribution (Disney), Warner Bros. Distribution, Sony Pictures and Twentieth Century Fox. There are also numerous smaller distributors. Poor relationships with distributors or poor performance or disruption in the production of motion pictures by the major studios and/or independent producers may have an adverse effect upon the business of the Company. No single distributor dominates the market. From year to year, the Company's revenues attributable to individual distributors vary significantly depending upon the commercial success of such distributor's films in any given year. The Company believes that its relationships with distributors generally are satisfactory.

CONCESSIONS

    Concession sales are the second largest source of revenue for the Company after box office attendance and provide the Company with superior margins compared to box office receipts. Concession items include popcorn, soft drinks, candy, hot dogs and other items. The Company's strategy emphasizes prominent and appealing concession counters designed for rapid service and efficiency. Some of the Company's larger multiplex theatres have two or three refreshment stands to make it easier for larger numbers of patrons to gain access to the counters. The Company is continuing its efforts to increase concession sales through optimizing product mix, introducing new products, training staff to cross sell products and ensuring proper deployment of existing concession equipment at its theatres.

    Although many exhibitors utilize outside vendors for concession supplies, the Company reduces its cost of concessions by operating two leased computerized warehouses that supply concession supplies to its theatres. One warehouse is located in Texas and supplies all of the Company's theatres located in that state. The other warehouse is located in Oregon and supplies all of the Company's theatres located in the Pacific Northwest. For the Company's theatres located in Alaska, the Oregon warehouse supplies all non perishable products and each theatre purchases perishable products from local vendors. Each warehouse generally supplies all concession supplies required by the Company's theatres located in its territory. All purchasing for the warehouses is done from the Company's offices in Portland, Oregon. The Company believes that by supplying its own warehouse facilities its total concession costs (including freight costs) are lower than they would be if the Company was required to pay an outside third party. The Company believes that concession supplies for the Company's theatres are readily available from many sources.



COMPETITION

    The Company's theatres are subject to varying degrees of competition in the geographic areas in which they operate. Competition is often intense with respect to licensing films, attracting patrons and obtaining new theatre sites. The Company competes against local and national exhibitors, some of whom have greater financial resources than the Company.

    The Company believes that the principal competitive factors with respect to film licensing include licensing terms, seating capacity, location and prestige of an exhibitor's theatres, the quality of projection and sound equipment at the theatres and the exhibitor's ability and willingness to promote the films. The competition for patrons is dependent upon factors such as the availability of popular films, the location of theatres, the comfort and quality of theatres, and ticket prices. The Company believes that its admission prices are competitive with admission prices of competing theatres.



EMPLOYEES

    At January 31, 1997, the Company had approximately 284 full-time and 3,292 part-time employees.

    The Company's employees are generally not subject to collective bargaining agreements. However, two of the Company's employees in Bellingham, Washington and Longview-Kelso, Washington (both film projectionists) are represented by the International Alliance of Theatrical Stagehand Employees and Motion Picture Machine Operators. The Company considers its relations with this union and the two union employees to be satisfactory.

ITEM 2:  PROPERTIES

    Of the 122 theatres operated by the Company on December 31, 1996, 69 theatres with 355 screens were owned by the Company, of which 14 theatres with 108 screens were leased pursuant to ground leases. The other 53 theatres with 318 screens were leased pursuant to building leases.

    The Company's building leases have original terms ranging from 15 to 25 years and, in most cases, renewal options for up to an additional 20 years at an increased rent. Four of the Company's theatres are leased jointly pursuant to a month-to-month lease. The Company's ground leases have original terms ranging from 18 to 50 years and, in most cases, renewal options for up to an additional 15 years at an increased rent. Both building and ground leases provide for minimum annual rentals and generally require additional rental payments based on a percentage of revenues over a base amount. In some cases where the Company leases a theatre, the Company's rights as tenant are subject and subordinate to the mortgage loans of the lessors under such leases. Therefore, if a mortgage were foreclosed, the Company could lose its lease, although the Company has never lost a lease under such circumstances. Substantially all of the concession, projection, seating and other equipment required for each of the Company's theatres is owned by the Company.

    In addition to the 122 theatres operated by the Company, as of December 31, 1996, seven theatres previously operated by the Company were closed. Two of these theatres are owned by the Company and five are leased, of which 2 of the leased theatres are jointly leased pursuant to a four-theatre month-to-month lease. The Company is attempting to either sell or lease the owned theatres.

    All the Company's owned real property is subject to a first priority lien securing the Company's obligations to General Electric Capital Corporation ("GE Capital"). In addition, there are 6 theatres subject to liens that secure non-recourse promissory notes of a subsidiary of the Company in the principal amount of $12.3 million as of December 31, 1996.

    The Company has two warehouses for its concessions which are located in San Antonio and Portland and are leased pursuant to building leases.

    The Company believes that its properties are adequate for its current and anticipated future needs.




ITEM 3:  LEGAL PROCEEDINGS


    From time to time, the Company is involved in various legal proceedings arising from the ordinary course of its business operations, such as personal injury claims, employment matters and contractual disputes. Management believes that the Company's potential liability with respect to such proceedings currently pending is not material in the aggregate to the Company's consolidated financial position or results of operations.



ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company did not submit any matters to a vote of security holders during the quarter ended December 31, 1996.

                                       PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON EQUITY

    There is no established public trading market for the Company's common stock. As of December 31, 1996, there was one shareholder of the Company's common stock. The Company paid $0, $300,000 and $0 of dividends on its common stock for years ended December 31, 1994, 1995 and 1996, respectively. Certain of the Company's debt instruments restrict payment of dividends on its common stock. See "Management Discussion and Analysis --- Liquidity and Capital Resources" regarding limitations on dividends.

ITEM 6:  SELECTED FINANCIAL DATA

    The table below sets forth selected consolidated financial data regarding the Company as of and for each of its most recent five fiscal years. The financial information for the years ended December 31, 1992 and 1993 were derived from the Company's Consolidated Financial Statements for such period, which were audited by Arthur Andersen LLP. The report of Price Waterhouse LLP with respect to the Consolidated Financial Statements for the fiscal years ended December 31, 1994, 1995 and 1996 is included elsewhere herein. The information set forth in this table should be read in conjunction with, and is qualified by reference to, the audited Consolidated Financial Statements and the related notes thereto included elsewhere herein.

                                                           YEARS ENDED DECEMBER 31,
                                  ------------------------------------------------------------------------
                                                               (IN THOUSANDS)

INCOME STATEMENT DATA:                 1992           1993           1994           1995          1996
                                       ----           ----           ----           ----          ----
    Revenues......................  $148,446       $175,853       $187,751       $196,191       $223,549
         Costs of operation.......   103,657        120,680        127,499        135,010        157,539
    General and admini-
         strative expenses........     4,663          6,125          5,882          6,166          6,981
    Depreciation and
         amortization.............    19,092         21,229         20,637         22,162         25,817
                                      ------         ------         ------         ------         ------

    Income from
       operations.................  $ 21,034      $  27,819      $  33,733      $  32,853         33,212
    Gain (loss)on sale of assets..        --          1,392            240            (22)            --
    Provision for income taxes....     2,130          2,275          4,315          3,759          4,690
    Interest expense, net.........    18,854         22,536         23,225         23,886         22,637
    Income before extraordinary
       items and cumulative effect        50          4,400          6,433          5,186          5,885
    Net income (loss).............     2,016        ( 9,920)         6,433          5,186          5,885
EBITDA(a)                             40,146         49,048         54,370         55,015         59,029
BALANCE SHEET DATA:

    Cash and cash equivalents.....  $  3,522      $  18,177      $  27,431      $  19,002       $  8,720
    Property and equipment, net...   148,032        154,700        160,406        177,873        231,621
    Total assets..................   227,468        237,721        241,926        243,004        281,427
    Total indebtedness............   195,550        244,600        240,006        231,559        256,108
    Mandatorily redeemable
       securities.................    54,960          8,553          9,880         11,396         13,132
    Common shareholder's
       equity (deficit)...........   (38,486)       (45,904)       (40,798)       (37,428)       (33,279)


    The net income for fiscal year ended December 31, 1992, includes an extraordinary gain of $1,966 for the utilization of net operating loss carryforwards. The net loss for fiscal year ended December 31, 1993 include a tax adjusted extraordinary loss of $l,508 relating to the extinguishment of debt. The net loss for fiscal year ended December 31, 1993 also includes the cumulative effect of charge in accounting for income taxes resulting in a charge of $12,812.

(a) EBITDA is defined as net income before interest, amortization of debt discount, income taxes, depreciation and amortization. EBITDA is provided because management believes EBITDA provides useful information for some investors for evaluating the Company's operations. EBITDA is not a measure of financial performance under generally accepted accounting principles and should not be construed as an alternative to operating income (as a measure of operating performance) or as an alternative to cash flows from operating activities (as measure of liquidity).

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

    The Company's revenues are derived principally from box office admissions and theatre concessions sales. Additional revenues are derived from rent and other sources. The Company's principal costs of operations are film rentals, concessions costs and other expenses (such as payroll, advertising, theatre rentals, maintenance, supplies, insurance, utilities, sales and admission tax). In general, costs of operations are variable and general and administrative costs are fixed in relation to changes in revenues. A significant percentage of the Company's revenue growth since its formation has been due to the opening and acquisition of theatres.

RESULTS OF OPERATIONS
    The following table presents a summary of certain income statement items as a percentage of total revenues and other key ratios.


                                                 RESULTS OF OPERATIONS

                                         -----------------------------------
                                                YEARS ENDED DECEMBER 31,

                                             1994         1995        1996
                                             ----         ----        ----
REVENUES:
    Admissions......................         68.6%       68.1%        68.1%
    Concessions and other...........         31.4        31.9         31.9
                                            ----         ----        ----
       Total Revenues...............        100.0%      100.0%       100.0%

Cost of operations...................        67.9        68.8         70.5
General and administrative
  expenses...........................         3.1         3.1          3.1
Depreciation and amortization........        11.0        11.3         11.5
Income from operations...............        18.0        16.8         14.9
Interest expense, net................        12.4        12.2         10.1
Net income...........................         3.4         2.6          2.6

COMPARISON OF THE YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

    REVENUES

    Revenues for 1996 increased 13.9% to $223.5 million from $196.2 million for 1995. This increase was attributable to an increase in attendance and concession sales resulting from the operation of 48 additional screens in operation at year end 1996, as compared to the number of screens in operation at the end of 1995 and an increase in the number of films that were box office successes.

    COSTS OF OPERATIONS:

    Costs of operations for 1996 increased 16.7% to $157.5 million from $135.0 million for 1995. The increase was primarily attributable to the increase in total revenues for the year which resulted in an increase in various costs tied to revenues, including sales tax, admission tax and concessions, and an increase in operating costs associated with the additional 48 screens operated by the Company during 1996.

    Cost of operations as a percentage of revenues increased for 1996 when compared with 1995 due primarily to higher film rental, rent expense at the new facilities and an increase in labor costs due to the increase in minimum wage law.

    GENERAL AND ADMINISTRATIVE EXPENSES:

    General and administrative expenses for 1996 increased 13.2% to $7.0 million from $6.2 million for 1995. The increase was primarily attributable to higher compensation expenses including the expense of granting stock options to certain officers of the Company.

    DEPRECIATION AND AMORTIZATION:

    Depreciation and amortization expense, which includes amortization of intangibles and other assets, increased 16.5% for 1996 to $25.8 million from $22.2 million in 1995. The increase was the result of an increase in depreciation due to opening new theatres and the renovation of existing theatres by the Company.

    INTEREST EXPENSE (NET):

    Interest expense (net) decreased 5.2% to $22.6 million for 1996 from $23.9 million in 1995. This decrease was primarily related to the capitalization of interest relative to new theatre construction.


COMPARISON OF THE YEARS ENDED DECEMBER 31, 1995 AND DECEMBER 31, 1994

    REVENUES

    Revenues for 1995 increased 4.5% to $196.2 million from $187.8 million in 1994. This increase was primarily the result of an increase in attendance from an additional 59 screens in operation at year end 1995, as compared to the number of screens in operation at the end of 1994 and an increase in concession prices.

    COST OF OPERATIONS

    Cost of operations for 1995 increased 5.9% to $135.0 million from $127.5 in 1994. The increase was primarily attributable to the increase in total revenues for the year which resulted in an increase in various costs tied to revenues, including sales tax, admission tax and concessions, and an increase in operating costs associated with the additional 59 screens (including 5 theatres with 27 screens acquired on September 22, 1995) operated by the Company during 1995.


    GENERAL AND ADMINISTRATIVE EXPENSES

    General and administrative expenses for 1995 increased 4.8% to $6.2 million from $5.9 million for 1994. The increase was primarily due to increased payroll costs and professional fees.

    DEPRECIATION AND AMORTIZATION

    Depreciation and amortization expense, which includes amortization of intangibles and other assets, increased 7.4% for 1995 to $22.2 million from $20.6 million in 1994. These increases were primarily the result of remodeling, opening and acquisition of new theatres by the Company.

    INTEREST EXPENSE, (NET)

    Interest expense increased slightly for 1995, as compared to the same period in 1994. The increase is due to the fluctuation of the LIBOR Rates in 1995 partially offset by a decrease in the applicable margin rate added to the LIBOR.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's revenues are collected in cash, principally through box office admissions and theatre concessions revenues. The Company has an operating "float" which partially finances its operations and which permits the Company to maintain a small amount of working capital capacity. This "float" exists because admissions are received in cash, while exhibition costs (primarily film rentals) are ordinarily paid to distributors within 15 to 45 days following receipt of admissions revenues.

    The Company's primary capital requirements are for theatre openings and acquisitions and for remodeling, expansion and maintenance of existing theatres. The Company prefers to develop theatres on a fee-owned (or ground lease) basis rather than on a leasehold basis, notwithstanding that the capital requirements associated with developing a theatre on a fee-owned (or ground lease) basis are significantly higher than developing a theatre on a leasehold basis. The Company historically has financed its primary capital requirements with funds generated from its operations and through financing activities. The table below summarizes net cash provided by operating activities and net cash used for investing activities.


                                                YEARS ENDED DECEMBER 31,

                                          ------------------------------------

                                                  (IN THOUSANDS)
                                              1994        1995         1996
                                              ----        ----         ----

Net cash provided by operating
  activities..............................   $31,344     $32,869      $39,706
                                             -------     -------      -------
Net cash used by investing
  activities:
  Capital expenditures:
    Theatre openings and
        acquisitions.....................    (13,156)    (30,212)     (68,216)
    Remodeling, expansion and
        improvements.....................     (1,096)     (1,722)      (5,396)
    Other................................      2,156         421           12
                                             -------     -------      -------

Net cash used by investing
  activities..............................   (12,096)    (31,513)     (73,600)
                                             --------    --------     --------
Excess (deficiency)of net cash provided
  by operating activities over net cash
  used for investing activities...........   $19,248    $  1,356    ($33,894)
                                             -------    --------     --------
                                             -------    --------     --------

    Since January 1, 1994, the Company's principal investing activities have been for new theatre openings and acquisitions, totaling approximately $111.6 million, consisting of approximately $13.1 million for 1994, $30.2 million for 1995 and $68.2 million for 1996. During that time, the Company has increased the number of its theatres and screens, from 115 theatres and 543 screens at the
beginning of 1994 to 122 theatres with 673 screens at December 31, 1996.   In
December 31, 1994, the Company opened two theatres (15 screens) and acquired 2 theatres (18 screens); for the year ended December 31, 1995, the Company opened four theatres (39 screens) and acquired five theatres (27 screens); and for the year ended December 31, 1996 the Company opened six theatres (70 screens). In addition, since the beginning of 1994, the Company expanded one theatre, adding four screens, and closed or sold 12 theatres (43 screens).

    The Company's capital expenditures for remodeling, expansion and improvements were approximately $1.1 million for 1994, $1.7 million for 1995 and $5.4 million for 1996. Other cash provided by investing activities was $2.1 million for 1994, $.4 million in 1995 and $.01 million for 1996, primarily resulting from proceeds from the sale of assets.

    Net cash provided by operating activities was in excess of net cash used for investing activities by approximately $19.2 million in 1994, and $1.4 million in 1995 and was insufficient to meet net cash used for investing activities by approximately $33.8 million for 1996. Due to the insufficiency of cash provided by operating activities in 1996, the Company amended its revolving credit agreement with GE Capital (the "Revolving Credit Agreement") and borrowed an additional $25 million, increasing the credit availability under the Revolving Credit Agreement from $130 million to $155 million.

    On February 14, 1997, the Company amended and restated the Revolving Credit Agreement to provide an additional $95 million, for an aggregate borrowing availability of $250 million. Pursuant to this amendment CIBC Inc., Bank of America National Trust & Savings Association and Morgan Gua were added with
GE Capital as lenders under the Revolving Credit Agreement and the termination date of the Revolving Credit Agreement was extended to September 30, 2001. The amount available under the Revolving Credit
Agreement will reduce in amounts varying from $5 million to $10 million on a quarterly basis commencing December 31, 1998. At December 31, 1996, there was $135 million outstanding under the Revolving Credit Agreement. Interest under the Revolving Credit Agreement is payable monthly at a rate based on either prime or LIBOR at the Company's option, and determined based upon certain financial ratios of the Company. At December 31, 1996, the interest rate on borrowing was 6.8%.

    The Revolving Credit Agreement contains certain covenants, including limitations on capital expenditures, limitations on the incurrence of debt or liens and restrictions on the sale of assets, payment of dividends, change in control of the Company and transactions with affiliates. These covenants could limit the operating flexibility of the Company. At December 3l, 1996, the Company was in compliance with all existing covenants relating to the Revolving
Credit Agreement.   Additionally, under certain circumstances, the Revolving
Credit Agreement requires mandatory prepayments of scheduled debt maturities. Within 120 days after each fiscal year, the Company could be required to prepay a portion of consolidated available cash flow, as defined in the Revolving Credit Agreement, and in general is required to prepay debt maturities equal to the net proceeds of any asset sales. No mandatory prepayments have been required.

    In February 1993, the Company sold Notes in a public offering. The net proceeds from the sale of the Notes were used for (i) the repayment of the fixed rate portion of the obligations under its loan agreement; (ii) the funding of the purchase by the Company's parent Act III Cinemas, Inc., a Delaware corporation ("Cinemas") of (a) all of the outstanding shares of Cinemas' senior preferred stock, (b) certain of the outstanding shares of Cinemas' senior subordinated convertible preferred stock (together with Cinemas senior preferred stock, "preferred stock"), and (c) an outstanding warrant to purchase shares of Cinemas common stock ("warrant"); and (iii) the repayment of the revolving credit facility under its loan agreement.

    The Notes will mature on February 1, 2003. Interest on the Notes is payable semiannually on February l and August l of each year, commencing on August l, 1993. The Notes will be redeemable, in whole or in part, at the option of the Company at any time on or after February l, 1998 at the agreed upon redemption prices, together with accrued and unpaid interest to the date of redemption. In addition, a sinking fund provides for the redemption of 50% of the Notes on February l, 2002. The holders of the Notes may require the Company to repurchase the Notes in certain circumstances involving a change of Control (as defined in the indenture relating to the Notes)at a price equal to 101 percent of the principal amount plus accrued and unpaid interest to the date of repurchase.

    The Notes are general unsecured obligations of the Company and will be subordinated to all existing and future Senior Indebtedness (as defined) of the Company. The Notes will also be effectively subordinated to all of the indebtedness and trade payables of the Company's subsidiaries.

         The Company believes its existing cash, cash generated from operations and available credit facilities will be sufficient to meet its cash requirements for at least the next 12 months.

    INFLATION

    For the years ended December 31, 1994, 1995 and 1996, inflation and changing prices have not had a significant impact on the Company's results of operations and financial condition.

    FACTORS AFFECTING FORWARD-LOOKING INFORMATION

    The statements contained in the report that are not statements of historical fact may include forward-looking statement (as defined in Section 27A of the Securities Act of 1933, as amended) that involve a number of risks and uncertainties. Moreover, from time to time the Company may issue other forward-looking statements. The following factors are among the factors that could cause actual results to differ materially from the forward-looking statements and should be considered in evaluating forward-looking statements.

    SEASONALITY AND FLUCTUATIONS IN QUARTERLY RESULTS OF OPERATIONS

    The Company's admissions and concessions revenues are subject to seasonal fluctuations which affect all motion picture exhibitors. These fluctuations are the result of the distribution practice of the major motion picture studios which have historically concentrated the release of films during the summer and holiday seasons. The unexpected emergence of a hit film during other periods can alter the traditional trend. The timing of such releases can have a significant effect on the Company's results of operations, and the results of one quarter are not necessarily indicative of results of the next quarter.

    RESTRICTIONS IMPOSED BY CERTAIN DEBT OBLIGATIONS

    Existing financing agreements including the Revolving Credit Agreement and the Indenture to the Notes imposed certain operating and financial restrictions on the Company which affect, and in many respects significantly limit or prohibit, the ability of the Company to, among other things, incur additional indebtedness, create liens, sell assets, make certain investments, engage in transactions with affiliates, effect changes in control of the Company, and make certain capital expenditures or pay dividends.

    UNCERTAINTIES RELATING TO FUTURE EXPANSION PLANS

    The Company's acquisitions and new theatre openings have greatly expanded the operation of the Company over the last five years. The Company intends to continue to pursue a strategy of expansion that will involve the development of new theatres and may involve acquisition of existing theatres and theatre circuits. Acquisitions generally would be made to provide initial entry into a new market or to strengthen the Company's position in an existing market. The Company may not be able to develop and acquire suitable theatres in the future and the Company's expansion strategy may not result in improvements to the business, financial condition or profitability of the Company. There is significant competition for potential site locations in existing theatre and theatre circuit acquisition opportunities. As a result of such competition, the Company may be unable to acquire attractive site locations for existing theatres or theatre circuits on terms it considers acceptable. Furthermore, the Company's expansion programs may require additional financing. There can be no assurances such financing will be available to the Company on acceptable terms.

    COMPETITION

    The entertainment business generally and the motion picture exhibition business in particular are highly competitive. The Company competes against local and national exhibitors, some of whom have greater financial resources than the Company. The Company's theatres face competition from a number of motion picture delivery systems such as network, syndicated and pay television, pay per view and home video systems. The Company also faces competition from other forms of entertainment which compete for the public's leisure time and disposable income.

    DEPENDENCE ON KEY PERSONNEL

    The Company's future success will depend in significant part upon the continued service of certain key management and other personnel and the Company's continuing ability to attract and retain highly qualified managerial, sales and marketing personnel. Competition for such personnel is intense and there can be no assurance the Company can retain its existing key personnel or that it can attract such employees in the future. The loss of key personnel or the inability to hire or retain qualified personnel in the future could have a material adverse effect upon the Company's results of operations.

    GEOGRAPHIC CONCENTRATION

    The Company's theatres are currently concentrated in the Pacific Northwest, Texas and Nevada. As a result, the Company's success will depend in part upon factors affecting general economic conditions and discretionary consumer spending in these regions. Any economic downturn or reduction in consumer spending in these regions could have a material adverse effect on the Company.



ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
    The financial statements and supplementary data required by this item are listed in Item 14 of Part IV of this report which begins at page 24.




ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                       PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The following table sets forth certain information with respect to the Executive Officers and Directors of the Company.

          NAME              AGE            POSITION
          ----              ---            --------

    Norman Lear            74        Chairman of the Board
    Hal Gaba               51        Chief Executive Officer and Director
    Walter S. Aman         69        President, Chief Financial Officer
                                      and Director
    David Goldhill         36        Vice President and Director
    Robert J. Lenihan      42        Vice President - Film and Head Buyer
    Timothy G. Wood        44        Vice President - Operations
    Timothy L. Reed        42        Vice President - Real Estate
    William E. Spencer     61        Vice President of Film
    Wade L. Canning        37        Vice President -
                                      Finance and Assistant Secretary
    John L. Pouschine      40        Director
    Pieter A. Ruig         52        Director

    The following is a brief description of the business experience of the Executive Officers and Directors of the Company for at least the past five years.

    Mr. Norman Lear has served as Chairman of the Board of Directors of the Company since its inception in March 1989. In 1986, Mr. Lear founded the predecessor of Act III Communications Holdings, L.P., a Delaware limited partnership ("Holdings"), to pursue the acquisition and creation of business interests in trade publishing, television broadcasting, motion picture theatre exhibition and television and motion picture production. Mr. Lear has been Chairman of the Board of Directors of the general partner of Holdings, Act III Communications Holding GP, Inc., a Delaware corporation ("Holdings GP"), since its formation. From 1974 to 1985, Mr. Lear was a founding partner of T.A.T. Communications Company (which was succeeded by Embassy Communications) which produced the television series "The Jeffersons," "One Day at a Time," "Mary Hartman, Mary Hartman," "Fernwood 2Night" and "America 2Night." From 1959 to 1986, Mr. Lear was a founding partner of Tandem Productions which produced a number of motion pictures and series, including "All in the Family," "Sanford and Son," "Maude" and "Good Times." Pieter A. Ruig is Mr. Lear's son-in-law.


    Mr. Hal Gaba has served as Director of the Company since August 1990 and Chief Executive Officer of the Company since 1992. Since 1990, Mr. Gaba has also served as (i) President and Director of Holdings and certain other affiliates of the Company and (ii) Director of all subsidiaries of the Company and certain other affiliates of the Company. Since 1989, Mr. Gaba has been a partner of HR Broadcasting Corporation and its successor company, Hark Television Corporation, and owner and President of HG Associates, Inc.


    Mr. Walter S. Aman has served as President and Director of the Company since January 1992 and Chief Financial Officer since May 1989. From 1981 until its sale to the Company in May 1989, Mr. Aman was Executive Vice President and Chief Financial Officer of Eastgate Theatre, Inc., an Oregon corporation ("Eastgate").


    Mr. David Goldhill has served as a Vice President and a Director of the Company and Cinemas since March 1996. He has served as Vice President and
Chief Financial Officer of Act III Communications L.L.C., a predecesssor of Holdings GP since December 1996. From 1993 to 1996, Mr. Goldhill served as
Vice President of Strategic Planning of Act III Broadcasting, Inc.and
Holdings GP.
He has served as Vice President of Lambert Television, Inc. since 1993. Mr. Goldhill is also the Chief Financial Officer of Partners Stations Network, L.P. and of Las Vegas Channel 21, Inc. Mr. Goldhill currently serves on the board of MV Holdings and Las Vegas Channel 21, Inc.


    Mr. Robert J. Lenihan has served as Vice President and Head Film Buyer of the Company since June 1988. From 1986 to June 1988, Mr. Lenihan was Head Film Buyer for Mann Theatres.


    Mr. Timothy G. Wood has served as Vice President of Operations of the Company since June 1987. From 1978 to 1987, Mr. Wood worked for American Multi Cinema, in various locations and positions, including Theatre Manager and Training Director. Mr. Wood left as the Southern California District Manager.


    Mr. Timothy L. Reed has served as Vice President of Real Estate and Facilities of the Company since May 1989. From 1987 to May 1989, Mr. Reed was a Director of Construction and Real Estate for the Company. Prior to joining the Company, Mr. Reed acted in the capacity of Director of Technical Services and Construction for Dubinsky Bros. Theatres from 1979 to 1987 and with Paramount Pictures Distribution Co. from 1975 to 1979.

    Mr. William E. Spencer has served as Vice President of Film of the Company since May 1989. From 1973 to May 1989, Mr. Spencer was Vice President and Head Film Buyer for Eastgate.


    Mr. Wade L. Canning is the Vice President of Finance and Assistant Secretary for the Company. Mr. Canning joined the Company in January, 1993. Previously, Mr. Canning was a manager for the accounting firm of Price Waterhouse LLP, in Portland, Oregon. Mr. Canning is a certified public accountant.


    Mr. John L. Pouschine has served as Director of the Company and Cinemas since February 1990. Since January 1997 Mr. Pouschine has been Managing Director of Ampton Investments, Inc. From 1989 to August 1996, Mr. Pouschine served as a Senior Vice President of Electra Inc. ("Electra"). From 1985 to 1988, Mr. Pouschine was a Vice President of Bradford Ventures Ltd. Mr. Pouschine was elected as a Director of Cinemas as a nominee of Electra pursuant to the terms of the Convertible Preferred Stock held by Electra.

         Mr. Pieter A. Ruig has served as Director of the Company and Cinemas since March 1996. Mr. Ruig has served as Senior Managing Director of Ruig Capital Management, L.L.C., an investment advisory and capital management services business since February 1996. From 1989 to 1994, he served as President of BOC's Specialty Products Division. Norman Lear is Mr. Ruig's father-in-law.


    The Company has an Audit Committee and Compensation Committee. The members of the Audit Committee are Messrs. Gaba (Chairman), Pouschine and Ruig. The principal functions of the Audit Committee are to recommend to the Board of Directors a firm of independent certified public accountants to conduct the annual audit of the Company's books and records and review with such accounting firm the scope and results of the annual audit, the performance by such accountants of professional services in addition to those related to the annual audit, and the adequacy of the Company's internal controls. The members of the Compensation Committee are Messrs. Gaba, Pouschine and Lear.
The principal functions of the Compensation Committee are to review and recommend to the Board of Directors compensation of the senior management of the Company, review and submit its recommendations with respect to new executive compensation programs, and administer the Company's compensation programs, including the Cinemas 1991 Management Stock Option Plan as amended.

ITEM 11:  EXECUTIVE COMPENSATION

    The following table sets forth the annual salary and bonuses and all other compensation awards and payouts to the Chief Executive Officer and the four most highly paid executive officers (the "Named Executive Officers") for the years ended December 31, 1994, 1995 and 1996.


                                               SUMMARY COMPENSATION TABLE

                                  ANNUAL COMPENSATION                     LONG TERM COMPENSATION

Name and Principal                          Salary              Bonus             Options/
Position                      Year             ($)               ($)            Awards (#)(2)

-------------------------------------------------------------------------------------------------
Hal Gaba                      1994          $200,000(l)       $50,000                 0
CEO                           1995          $200,000          $50,000                 0
                              1996          $200,000          $60,000                 0

Walter S. Aman                1994          $250,000         $200,000                 0
President                     1995          $275,000         $250,000                14
                              1996          $285,000         $250,000                12


Robert J. Lenihan             1994          $150,000          $48,000                 0
V.P. Film and                 1995          $150,000          $55,000                 4
Head Buyer                    1996          $163,000          $63,000                 3

Timothy G. Wood               1994           $95,000          $65,000                 0
V.P. Operations               1995          $100,000          $75,000                 5
                              1996          $105,000          $85,000                 5


David Goldhill                1994               -0-              -0-                 0
Vice President and            1995               -0-              -0-                 0
Director                      1996          $145,820          $75,000                 0


    (1) Represents the amount reimbursed by the Company to Holdings for a portion of Mr. Gaba's compensation paid by Holdings that is properly allocable to the Company.

    (2) Represents option grants exercisable for shares of Common Stock of Cinemas.

         The following table sets forth certain information regarding options granted during the fiscal year ended December 31, 1996 to the Chief Executive Officer and the Named Executive Officers.

                                        OPTION GRANTS IN LAST FISCAL YEAR

                                               INDIVIDUAL GRANT
                                        -------------------------------------
                                   PERCENT OF
                                     TOTAL
                     NUMBER OF      OPTIONS
                   SECURITIES      GRANTED TO   EXERCISE                                       POTENTIAL REALIZATION VALUE
                   UNDERLYING     EMPLOYEES IN   PRICE        MARKET      EXPIRATION      AT ASSUMED ANNUAL RATES OF STOCK PRICE
    NAME              OPTIONS     FISCAL YEAR  ($/SHARE)      PRICE        DATE (1)          APPRECIATION FOR OPTION TERM (2)
    ----           ----------     -----------  ---------     -------      ----------      --------------------------------------
                                                                                            0%                5%               10%
                                                                                           ---               ---             ---
Hal Gaba                0               --      --             --              --            --                --             --

Walter S. Aman          12           36.9%     $20,000        $60,000        9/30/06       $480,000       $932,804     $1,627,494

Robert J. Lenihan       3             9.2%     $20,000        $60,000        9/30/06       $120,000       $233,201       $406,873

Timothy G. Wood         5            15.4%     $20,000        $60,000        9/30/06       $200,000       $388,668       $678,123

David Goldhill          0               --      --             --              --            --                --             --


    (1) Provided the holder remains employed by the Company, one-third of the options vest one year from the date of grant, another one-third vest two years from the date of grant and the options become fully exercisable three years from the date of grant. The options terminate ten years from the date of grant.

    (2) Future value of current year grants assuming appreciation of 5% and 10% per year over the ten year option period. The actual value realilzed may be greater than or less than the potential realizable values set forth in the table.

    The following table sets forth the gain realized by the Chief Executive Officer and the Named Executive Officers through option exercises, as well as the value of unexercised in-the-money options.



                            FISCAL YEAR-END OPTION VALUES


                                                        VALUE OF
                                    NUMBER OF         UNEXERCISED
                                   UNEXERCISED       IN-THE-MONEY
                                     OPTIONS             OPTIONS
                                  AT FY-END (#)      AT FY-END ($)
                                 EXERCISABLE/         EXERCISABLE/
NAME                             UNEXERCISABLE      UNEXERCISABLE (1)

--------------------------------------------------------------------------------
HAL GABA                               0/0              $  0/0

WALTER S. AMAN                        16/22        $828,000/$900,000

ROBERT J. LENIHAN                     4/6          $207,000/$246,000

TIMOTHY G. WOOD                       7/9          $372,000/$368,000

DAVID GOLDHILL                         0/0                $0/$0

(1) The per share fair market value for Cinema's Common Stock was $60,000 at December 31, 1996.



COMPENSATION OF DIRECTORS

         The Directors of the Company are elected each year by the stockholders to serve for a one-year term and until their successors are elected and qualified. Executive Officers and other officers of the Company are appointed annually by the Board of Directors and serve at the Board's discretion. Each Director who is not an employee of the Company is reimbursed for his expenses in attending each meeting of the Board and any committee thereof. In 1996, outside Directors received director fees of $25,000 each.


EMPLOYMENT AGREEMENTS

    In 1995, the Company entered into employment agreements with Messrs. Aman, Lenihan and Wood.

    Mr. Aman's agreement terminates on December 3l, 1999 and the agreements with Messrs. Lenihan and Wood terminate on December 3l, 1998. The Company has the option to extend the term of the agreements with Messrs. Aman, Lenihan and Wood for one additional year. All of the employment agreements terminate upon death, upon disability (as defined in the employment agreement) or upon breach of any provision of the Agreement. Additionally, the Company may terminate, at any time, for any reason, upon at least thirty (30) days prior notice. In such event, the Company is required to pay in cash to the employee an amount equal to the base annual salary of the employee, as described in the employment agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    Messrs. Gaba, Pouschine and Lear served on the Compensation Committee for the year ended December 31, 1996. Messrs. Gaba and Lear were officers and Directors of the Company and Mr. Pouschine was Director of the Company for the year ended December 31, 1996.


1991 MANAGEMENT STOCK OPTION PLAN

    The 1991 Management Stock Option Plan of Cinemas, as amended (the "Stock Option Plan") provides for the granting of incentive options or non-qualified stock options to officers and key employees of Cinemas and its subsidiaries. The Stock Option Plan is intended to permit the Company to retain and attract qualified individuals who will contribute to the overall success of the Company and the achievement of performance measures. The Stock Option Plan is administered by the Compensation Committee of the Board of Directors of Cinemas which has the authority to determine, among other things, optionees, whether options granted will be incentive stock options or non-qualified options, the number of shares to which options relate, the period over which options are exercisable and the exercise price; provided that for incentive options, the exercise price may not be less than the fair market value of the Common Stock on the date of grant and the option period may not be more than ten years. A total of 100 shares of common stock of Cinemas have been reserved for issuance under the Stock Option Plan and as of December 31, 1996, options, for an aggregate of 98 shares of Common Stock have been granted under the Stock Option Plan and remain outstanding. The exercise price for the 30.5 options granted in 1992 and 1993 is $5,000 per share. The exercise price for the 35 options granted in 1995 is $18,000 per share. The exercise price for the 32.5 options granted in 1996 is $20,000 per share.


MANAGEMENT INCENTIVE COMPENSATION PLAN

    The Company has a Management Incentive Compensation Plan (the "Compensation Plan") which is administered by the Compensation Committee of the Company.
The purpose of the Compensation Plan is to define incentives for designated executives and key employees of the Company. Pursuant to the Compensation Plan, a maximum aggregate amount of 3.5% of the earnings of the Company before income taxes and interest is allocable to participants and any portion of such maximum amount not allocated ceases to be subject to the Compensation Plan. The Compensation Committee has sole and complete authority to make all determinations under the Compensation Plan. Unless altered by the Compensation Committee, any amounts granted to participants becomes fully vested on the last day of the year in which such amount was granted.



INDEMNIFICATION OF OFFICERS AND DIRECTORS

    As permitted by the Delaware General Corporation Law, the Company's Certificate of Incorporation limits the personal liability of a director for monetary damages for breach of fiduciary duty of care as a director. Liability is not eliminated for (i) any breach of the director's duty of loyalty to the Company or its stockholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) unlawful payment of dividends or stock purchases or redemptions pursuant to Section 174 of the Delaware General Corporation Law, or (iv) any transaction from which the director derived an improper personal benefit.

    The Company's Bylaws provide for indemnification of directors, officers and agents to the maximum extent permitted by the Delaware General Corporation Law.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS OF CINEMAS VOTING SECURITIES

    Cinemas' owns all of the outstanding common stock of the Company. The following table sets forth certain information as of March 1, 1997, with respect to beneficial ownership of any class of the voting securities of Cinemas by (i) each person known by Cinemas to own beneficially 5% or more of Cinemas' outstanding stock, (ii) each of Cinemas' directors and nominees,
(iii) each of the Named Executive Officers and (iv) all of the Company's directors and executive officers as a group. Unless otherwise specified, the named beneficial owner claims sole investment and voting power as to the shares indicated.


                                             Amount and Nature
     Name and Address                         of Beneficial        Percent
    of Beneficial Owner                         Ownership          of Class
-------------------------------------      --------------------  ------------
COMMON STOCK

Norman Lear (l)                                  754.32            82.3%
  1999 Avenue of the Stars
  Suite 500
  Los Angeles, CA 90067

Electra Investment Trust PLC                      80.00             8.7%
  65 Kingsway
  London, England WC2 B6QT

St. Paul Fire and Marine Insurance Co.            48.24             5.3%
  8500 Normandale Blvd.
  Suite 1940
  Bloomington, MN 55437

Hal Gaba                                           -                -
  1999 Avenue of the Stars
  Suite 500
  Los Angeles, CA 90067

John Pouschine                                     -                -
  399 Park Avenue
  New York, NY 10022

Robert J. Lenihan (2)                              4.0              *
  1999 Avenue of the Stars
  Suite 500
  Los Angeles, CA 90067

Walter S. Aman(3)(4)                              16.0              1.7%

Timothy Wood(3)(5)                                 7.0              *

David Goldhill                                     -                -
  1999 Avenue of the Stars
  Suite 500
  Los Angeles, CA 90067

Pieter A. Ruig                                     -                -
  420 Lexington Avenue, Suite 300
  New York, NY 10170

All Directors and Executive Officers
  as a group                                     795.82            83.0%
   (11 persons)(6)

SERIES B SENIOR SUBORDINATED CONVERTIBLE
PREFERRED STOCK

Electra Investment Trust PLC                     200.00(7)        l00.0%
  65 Kingsway
  London, England WC2 B6QT


-------------------
*   Less than 1%

    (1) Includes 754.32 shares held by Act III Theatres, L.P. ("Theatres L.P."), a Delaware limited partnership. Act III Theatres GP, Inc., a Delaware corporation ("Theatres GP") is the sole general partner (1% equity interest) of Theatres L.P. and Act III Communications Holdings, L.P., a Delaware limited partnership ("Holdings"), is the limited partner (99% equity interest) of Theatres L.P.; Theatres GP is a wholly owned subsidiary of Act III Communications, LLC, a California limited liability corporation ("Act III LLC"). "Act III LLC" is wholly owned by Mr. Norman Lear and is the sole general partner of Holdings. The limited partner of Holdings is a corporation wholly owned by Mr. Lear.

(2) Includes 4 shares subject to options exercisable within 60 days after March l, 1997. Excludes 6 shares subject to options exercisable more than 60 days after March 1, 1996.

(3) The business address of each of these individuals is Act III Theatres, Inc., 919 S.W. Taylor, Suite 900, Portland, Oregon 97205.

(4) Includes 16 shares subject to options exercisable within 60 days after March l, 1996. Excludes 22 shares subject to options exercisable more than 60 days after March l, 1997.

(5) Includes 7 shares subject to options exercisable within 60 days after March l, 1997. Excludes 9 shares subject to options exercisable more that 60 days after March l, 1997.

(6) Includes 41.5 shares subject to options exercisable within 60 days after March l, 1997. Excludes 56.5 shares subject to options exercisable more than 60 days after March l, 1997.

(7) The Senior Subordinated Convertible Preferred Stock is convertible into Cinemas' Common Stock on a share-for-share basis. If Electra were to convert all of its Senior Subordinated Convertible Preferred Stock, Electra would hold 280 shares of Cinemas' Common Stock representing 25% of the outstanding Common Stock assuming, in accordance with SEC Rules, that the only shares converted are those shares reflected opposite Electra. The terms of Electra's Senior Subordinated Convertible Preferred Stock permit it to elect one director.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company and Holdings have entered into an agreement that provides for the provision by Holdings of certain management services to the Company (the "Management Agreement"). Under the Management Agreement, Holdings will be engaged by the Company until February, 2003 to advise, consult and assist the Company in the management, administration and supervision of its business. The Company may pay Holdings an annual management fee up to $1.2 million under the Management Agreement. In addition, it is anticipated that the Company will (a) reimburse Holdings for certain costs incurred by Holdings that are properly allocable to the Company, including salaries, consultant fees, rent and telephone charges and (b) any out-of-pocket expenses not otherwise covered by clause (a) that are incurred by Holdings exclusively for the Company. Pursuant to the Revolving Credit Agreement, such costs are subject to a maximum $1.8 million per year. During the year ended December 31, 1996, the Company has paid to Holdings approximately $0.6 million for management services and an additional amount of $0.68 million. Messrs. Lear and Gaba are both officers of Holdings and Mr. Lear also serves as chairman of the board for Holdings. Messsrs. Lear and Gaba and certain other management personnel provide services to the Company on behalf of Holdings, under the Management Agreement.

    In December 1996, the Company made a personal loan to Robert J. Lenihan, the Company's Vice President of Film and Head Buyer, in the amount of $.35 million secured by Mr. Lenihan's stock options. The loan bears interest at a rate of 8% per annum.

    In March 1997, the Company made a personal loan to Timothy C. Reed, the Company's Vice President of Real Estate, in the amount of $.3 million secured by Mr. Reed's stock options. The loan bears interest at a rate of 8% per annum.

    The Company believes that each of the transactions described in this section are on terms no less favorable to the Company than would be available from an unrelated third party.

                                       PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES          SEQUENTIALLY
AND REPORTS ON FORM 8-K.                                     NUMBERED
                                                               PAGE

    (a)  (1)  FINANCIAL STATEMENTS.

Title Page                                                        27

Report of Independent Accountants                                 28

Consolidated Balance Sheet at December 31, 1996 and 1995          29

Consolidated Statement of Operations for the years ended
December 31, 1996, 1995 and 1994                                  30

Consolidated Statement of Changes in Common Shareholders'
Equity (Deficit) for the years ended December 31, 1996,
1995 and 1994                                                     31

Consolidated Statement of Cash Flows for the years ended
December 31, 1996, 1995 and 1994                                  32

Notes to Consolidated Financial Statements                        33



    (a) (2) FINANCIAL STATEMENT SCHEDULES. There are no required Financial Statement Schedules that are applicable to the Company.



    (a)(3)   EXHIBITS.

             See Index to Exhibits

    (b)      Reports on Form 8-K:

             NONE

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  ACT III THEATRES, INC.




                                  By:    /S/ Hal Gaba
                                     -------------------------------
                                     Hal Gaba, Chief Executive Officer

                                  Date:    MARCH 26, 1997
                                       ----------------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.


  /s/ Hal Gaba               3/26/97   Chief Executive Officer and Director
----------------------- ------------
     Hal Gaba                  Date      (principal executive officer)

  /s/ Walter S. Aman         3/26/97   President, Chief Financial
                                        Officer and Director
----------------------- ------------
     Walter S. Aman            Date     (principal financial officer and
                                        principal accounting officer)

  /s/ Norman Lear            3/26/97   Chairman of the Board and Director
----------------------- ------------
     Norman Lear               Date

  /s/ David J. Goldhill      3/26/97   Vice President and Director
----------------------- ------------
     David J. Goldhill         Date

  /s/ John L. Pouschine      3/26/97   Director
----------------------- ------------
     John L. Pouschine         Date


  /s/ Pieter A. Ruig         3/26/97   Director
----------------------- ------------
     Pieter A. Ruig            Date

     ACT III THEATRES, INC.
     REPORT AND CONSOLIDATED
     FINANCIAL STATEMENTS
     DECEMBER 31, 1996

[LETTERHEAD]                                                              [LOGO]


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholder of Act III Theatres, Inc.


In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in common shareholder's equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Act III Theatres, Inc. (a wholly owned subsidiary of Act III Cinemas, Inc.) and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

PRICE WATERHOUSE LLP

Portland, Oregon
February 28, 1997

ACT III THEATRES, INC.
CONSOLIDATED BALANCE SHEET
(DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------


                                                              DECEMBER 31,
                                                          1996          1995
                                                       ----------    ----------
ASSETS
Current assets:
  Cash and cash equivalents                            $    8,720    $  19,002
  Accounts receivable                                       1,324          866
  Inventories                                               2,122        1,854
  Prepaids and other current assets (Note 2)                  641          423
                                                       ----------    ---------
    Total current assets                                   12,807       22,145
Contracts receivable (Note 2)                               2,007        2,037
Property and equipment, net (Note 3)                      231,621      177,873
Intangible assets:
  Noncompetition agreements, net of accumulated
    amortization of zero and $43,500                            -        1,894
  Favorable lease terms acquired, net of accumulated
    amortization of $19,789 and $17,528                    26,791       29,093
  Excess of purchase price over the fair value of
    net tangible assets acquired, net of accumulated
    amortization of $3,751 and $3,415                       4,962        5,897
Other assets, net                                           3,239        4,065
                                                       ----------    ---------

                                                       $  281,427    $ 243,004
                                                       ----------    ---------
                                                       ----------    ---------

LIABILITIES, MANDATORILY REDEEMABLE SECURITIES AND
  COMMON SHAREHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Current portion of long-term debt and capital
    lease obligations (Note 4)                         $    1,978    $   1,408
  Accounts payable                                         10,042        4,424
  Accrued film rentals                                     10,063        8,932
  Interest payable                                          5,089        5,029
  Taxes other than income taxes                             2,839        3,157
  Other current liabilities (Note 1)                        6,650        5,248
  Income taxes payable                                      1,610        3,016
                                                       ----------    ---------

    Total current liabilities                              38,271       31,214

Long-term debt and capital lease obligations (Note 4)     254,130      230,151
Deferred income taxes (Note 8)                              9,173        7,671
                                                       ----------    ---------

                                                          301,574      269,036
                                                       ----------    ---------
Mandatorily redeemable securities of Act III
  Cinemas, Inc., redemption
  value of $13,158 and $11,441 (Note 5)                    13,132       11,396
                                                       ----------    ---------

Commitments and contingencies (Notes 9 and 10)
Common shareholder's equity (deficit):
  Common stock, $.01 par value, 1,000 shares
    authorized, 100 shares issued and outstanding
    (Note 6)                                                    1            1
  Additional paid-in capital                                4,979        4,979
  Accumulated deficit                                     (38,259)     (42,408)
                                                       ----------    ---------
                                                          (33,279)     (37,428)
                                                       ----------    ---------

                                                       $  281,427    $ 243,004
                                                       ----------    ---------
                                                       ----------    ---------


    The accompanying notes are an integral part of this financial statement.

ACT III THEATRES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------


                                               YEAR ENDED DECEMBER 31,
                                          1996           1995           1994
                                       ----------     ----------     ----------
Revenues:
  Admissions                           $  152,257     $  133,522     $ 128,834
  Concessions                              69,184         60,554        56,944
  Other                                     2,108          2,115         1,973
                                       ----------     ----------     ----------

                                          223,549        196,191       187,751
                                       ----------     ----------     ----------

Expenses:
  Costs of operations -
    Film rental                            81,015         70,232        68,028
    Cost of concessions                    10,589          9,292         8,484
    Other theatre operating expenses       65,935         55,486        50,987
                                       ----------     ----------     ----------

                                          157,539        135,010       127,499

  General and administrative expenses
   (Notes 6 and 9)                          6,981          6,166         5,882
  Depreciation and amortization            19,862         12,705        11,348
  Amortization of intangibles and
 other assets                               5,955          9,457         9,289
                                       ----------     ----------     ----------

                                          190,337        163,338       154,018
                                       ----------     ----------     ----------

    Income from operations                 33,212         32,853        33,733
                                       ----------     ----------     ----------

Other income (expense):
  Interest income                             838          1,395         1,102
  Interest expense (Note 4)               (23,475)       (25,281)      (24,327)
  (Loss) gain on sale of assets                 -            (22)          240
                                       ----------     ----------    ----------
                                          (22,637)       (23,908)      (22,985)
                                       ----------     ----------    ----------
Income before income taxes                 10,575          8,945        10,748
Provision for income taxes (Note 8)         4,690          3,759         4,315
                                       ----------     ----------     ----------

    Net income                              5,885          5,186         6,433
Accretion of mandatorily redeemable
 securities (Note 5)                           19             24            29
Preferred dividends (Note 5)                1,717          1,492         1,298
                                       ----------     ----------     ----------

Net income applicable to common stock  $    4,149     $    3,670     $   5,106
                                       ----------     ----------     ----------
                                       ----------     ----------     ----------

    The accompanying notes are an integral part of this financial statement.

ACT III THEATRES, INC.
CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDER'S EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------


                                                                      ADDITIONAL
                                                COMMON STOCK            PAID-IN      ACCUMULATED
                                            SHARES       AMOUNT         CAPITAL        DEFICIT         TOTAL
                                            ------     ----------     ----------     -----------    -----------

Balance, December 31, 1993                     100     $        1     $    4,979     $  (50,884)    $  (45,904)

  Accretion of mandatorily redeem-
    able securities                              -              -              -            (29)           (29)
  Preferred dividends                            -              -              -         (1,298)        (1,298)
  Net income                                     -              -              -          6,433          6,433
                                            ------     ----------     ----------     ----------     ----------
Balance, December 31, 1994                     100              1          4,979        (45,778)       (40,798)

  Accretion of mandatorily redeem-
    able securities                              -              -              -            (24)           (24)
  Preferred dividends                            -              -              -         (1,492)        (1,492)
  Net income                                     -              -              -          5,186          5,186
  Payment of common stock dividend               -              -              -           (300)          (300)
                                            ------     ----------     ----------     ----------     ----------
Balance, December 31, 1995                     100              1          4,979        (42,408)       (37,428)

  Accretion of mandatorily redeem-
    able securities                              -              -              -            (19)           (19)
  Preferred dividends                            -              -              -         (1,717)        (1,717)
  Net income                                     -              -              -          5,885          5,885
                                            ------     ----------     ----------     ----------     ----------

Balance, December 31, 1996                     100     $        1     $    4,979     $  (38,259)    $  (33,279)
                                            ------     ----------     ----------     ----------     ----------
                                            ------     ----------     ----------     ----------     ----------


    The accompanying notes are an integral part of this financial statement.

ACT III THEATRES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------



                                                               YEAR ENDED DECEMBER 31,
                                                          1996           1995           1994
                                                       ----------     ----------     ----------

 Cash flows from operating activities:
  Net income                                           $    5,885     $    5,186     $    6,433
  Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                         25,817         22,162         20,637
     Amortization of debt discount                            937          1,038          1,129
     Loss (gain) on sale of assets                              -             22           (240)
     Deferred income taxes                                  1,502            674          1,159
     Changes in current assets and liabilities:
        Accounts receivable                                  (458)           371            (61)
        Inventories                                          (268)          (502)            60
        Prepaids and other current assets                    (196)           (63)           (30)
        Accounts payable                                    5,618             69           (833)
        Accrued film rentals                                1,131            850          1,265
        Interest payable                                       60            832            (93)
        Taxes other than income taxes                        (318)           452           (254)
        Other current liabilities                           1,402            103          1,122
        Income taxes                                       (1,406)         1,675          1,050
                                                       ----------     ----------     ----------

Net cash provided by operating activities                  39,706         32,869         31,344
                                                       ----------     ----------     ----------

Cash flows from investing activities:
  Capital expenditures                                    (73,608)       (32,222)       (14,252)
  Proceeds from sale of assets                                  -            329          1,710
  Net change in contracts receivable                            8            380            446
                                                       ----------     ----------     ----------

Net cash used for investing activities                    (73,600)       (31,513)       (12,096)
                                                       ----------     ----------     ----------

Cash flows from financing activities:
  Long-term debt borrowings (Note 4)                       25,000              -          4,069
  Payments made on long-term debt (Note 4)                 (1,388)        (9,485)       (14,063)
  Dividends paid on common stock                                -           (300)             -
                                                       ----------     ----------     ----------

Net cash provided (used) by financing activities           23,612         (9,785)        (9,994)
                                                       ----------     ----------     ----------

(Decrease) increase in cash and cash equivalents          (10,282)        (8,429)         9,254

Cash and cash equivalents at beginning of year             19,002         27,431         18,177
                                                       ----------     ----------     ----------

Cash and cash equivalents at end of year               $    8,720     $   19,002     $   27,431
                                                       ----------     ----------     ----------
                                                       ----------     ----------     ----------


    The accompanying notes are an integral part of this financial statement.

ACT III THEATRES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS)
-------------------------------------------------------------------------------

1. SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES

     SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION
     Act III Theatres, Inc. (the Company) was incorporated as a wholly owned subsidiary of Act III Cinemas, Inc. (Cinemas) on March 16, 1989 in the state of Delaware. The Company owns and operates movie theatres in the states of Alaska, Idaho, Nevada, Oregon, Texas and Washington.

     Act III Communications Holdings, L.P. (Holdings L.P.), Cinemas' indirect parent, owns approximately 82 percent of Cinemas' common stock. The common stock ownership of Cinemas may be diluted by the conversion of the mandatorily redeemable senior subordinated convertible preferred stock (Note 5). If the preferred stock was converted, Holdings L.P. would retain an approximate 67 percent ownership share of Cinemas.

     The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles which require management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF CONSOLIDATION
     The Company's parent, Cinemas, is a holding company only, the assets and operations of which consist solely of its investment in and the earnings or (losses) of the Company. As discussed in Note 5, Cinemas has issued mandatorily redeemable securities. These securities are recorded in the financial statements of the Company because the proceeds were used in the Company's operations and management expects that these securities will be redeemed from the Company's cash flow.

     The consolidated financial statements include the accounts of Act III Theatres, Inc., all of its wholly owned subsidiaries, and the mandatorily redeemable securities of Cinemas. All material intercompany accounts and transactions have been eliminated.

     REVENUE RECOGNITION AND FILM RENTAL COSTS
     Revenues are recognized when admissions and concession sales are collected at the theatres. Film rental costs are accrued based on the applicable box office receipts and the terms of the film licenses.

     The Company licenses approximately 90% of its films from seven film distributors.

     CASH AND CASH EQUIVALENTS
     Cash and cash equivalents include short-term investments with an original maturity of less than ninety days. The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of those instruments.

1. SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     ACCOUNTS RECEIVABLE AND ADVERTISING EXPENSES
     Accounts receivable consist primarily of amounts which will be deducted from final film payments under the terms of co-op advertising arrangements with film distributors. The Company records its share of advertising expense under the co-op arrangements at the time the advertisements are first run. Advertising expense aggregated $5,080, $4,410 and $3,606 for the years ended December 31, 1996, 1995 and 1994, respectively, and is included in other theatre operating expenses in the accompanying consolidated statement of operations. The co-op advertising receivables aggregated $1,286 and $842 at December 31, 1996 and 1995, respectively.

     PREPAIDS AND OTHER CURRENT ASSETS
     Prepaids and other current assets consist primarily of theatre leasehold improvements paid by the Company, which will be reimbursed by the lessor.

     INVENTORIES
     Inventories consist of concession and theatre supplies and are stated at the lower of cost or market. The Company uses the first-in, first-out
     (FIFO) method to determine cost.

     PROPERTY AND EQUIPMENT
     Property and equipment are stated at cost. The Company uses the straight-line method to compute depreciation and amortization over the estimated useful lives of the assets as follows:

          Buildings and improvements           20 to 31.5 years
          Fixtures and equipment                   5 to 7 years
          Leasehold improvements                  4 to 20 years

     Leasehold improvements are amortized using the lesser of the useful life of the improvement or the remaining lease term.

     INTANGIBLES
     The Company uses the straight-line method to compute amortization of the assets as follows:

          Noncompetition agreements                     7 years
          Favorable lease terms acquired               20 years
          Excess of purchase price over fair value
            of net tangible assets acquired            20 years

     The Company believes the above useful lives are appropriate based on the factors influencing acquisition decisions. These factors include theatre location, profitability and general industry outlook. The Company reviews its intangible assets for asset impairment at the end of each quarter, or more frequently when events or changes in circumstances indicate that the carrying amount of intangibles may not be recoverable. To perform that review, the Company estimates the sum of expected future undiscounted pre-interest expense net cash flows from the related theatre operations.

1. SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     INTANGIBLES (CONTINUED)
     If the estimated net cash flows are less than the carrying amount of intangibles, the Company would recognize an impairment loss in an amount necessary to write the intangibles down to fair value as determined by the expected discounted future cash flows. The Company has not recognized an impairment loss to date.

     OTHER ASSETS
     Other assets consist primarily of deferred financing charges which are being amortized over 10 years using the straight-line method, which approximates the effective interest method.

     OTHER CURRENT LIABILITIES
     Other current liabilities include deferred revenues of $2,117 and $1,914 at December 31, 1996 and 1995, respectively, and also include payroll related liabilities and accrued percentage rents.

     EARNINGS PER SHARE
     Earnings per share information is not presented because the Company is a wholly owned subsidiary.

     INCOME TAXES
     The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
     109). SFAS 109 utilizes the liability method so that deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of the enacted tax laws and tax rates. Deferred income tax expense or benefit is based on the changes in the financial statement basis versus the tax basis in the Company's assets or liabilities from period to period.

     STATEMENT OF CASH FLOWS
     The Company made the following cash payments:


                                        YEAR ENDED DECEMBER 31,
                                   1996           1995           1994
                              -----------    -----------    -----------

          Interest            $    23,342    $    23,411    $    23,292
          Income taxes              4,364          1,979          2,102

     NONCASH INVESTING AND FINANCING ACTIVITIES
     During January 1994, the Company purchased two theatres by assuming $1,900 in debt. Additionally, during June 1994, the Company signed an option-to-buy agreement related to a theatre property under an operating lease. As a result, the operating lease was converted to a capital lease and the Company's property and long-term debt increased by $2,371.

1. SUMMARY OF OPERATIONS AND BASIS OF PRESENTATION, AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     NONCASH INVESTING AND FINANCING ACTIVITIES (CONTINUED)
     As reported in the consolidated statement of changes in common shareholder's equity (deficit), the Company's preferred stock has accrued dividends and accretion in all periods.

     All of the above noncash items have been excluded from the accompanying consolidated statement of cash flows.

     STOCK-BASED COMPENSATION
     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," (SFAS 123) allows companies to choose whether to account for stock-based compensation on a fair value method, or to continue accounting for such compensation under the method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25). The Company has chosen to continue to account for stock compensation using APB 25 (see Note 6). If the provisions of SFAS 123 had been adopted as of the beginning of 1995, the effect on 1995 and 1996 net income would have been immaterial.

     RECLASSIFICATIONS
     Certain reclassifications have been made to the 1995 and 1994 financial statements to conform with 1996 presentation. These reclassifications had no impact on previously reported results of operations or common shareholder's equity (deficit).

2.   CONTRACTS RECEIVABLE

     Contracts receivable consist primarily of the following items:

     In November 1991, the Company effectively sold six theatres to a then former senior executive officer under a sales contract in the gross amount of $4,034 in settlement of claims previously filed by the officer and the Company against each other. The terms of the contract require the former officer to make monthly payments of $37.5 which began in August 1992 and escalated to $45 per month in January 1994 through November 1998. Payments include interest at eight percent and require a final balloon payment of $2,758 on December 31, 1998. Although title to the six theatres does not legally transfer to the former senior executive officer until 50 percent of the sales price has been paid, the Company has no involvement in the continuing operations of the six theatres and has no voting power or management control over the purchaser. The Company recorded a deferred gain on this sale of $2,802 which is being recognized over the term of the contract under the instalment method as cash is received. This deferred gain is included as an offset to contracts receivable in the accompanying consolidated balance sheet. The purchaser has made all payments when due and management believes that the operation of the six theatres will provide sufficient cash flow to service the note. At December 31, 1996, the balance of this contract, net of the deferred gain of $2,301, was $1,036. At December 31, 1995, the balance of this contract, net of the deferred gain of $2,476, was $1,126.

     In March 1992, the Company loaned $2,350 in cash to a Texas corporation in exchange for a noninterest bearing note to settle a claim previously brought against Act III Theatres, L.P. (Theatres L.P.), Cinemas' majority shareholder. The Texas corporation used such funds to equip and operate a theatre in Texas and is repaying the note in instalments of up to $500 per year from the theatre's cash flow, as defined, until such time that the note is fully repaid. Management believes the theatre will provide sufficient cash flow to fully repay the note. The note is secured by the theatre. At December 31, 1996, the balance of this note, net of a $210 discount, was $910. At December 31, 1995, the balance of this note, net of a $300 discount was $1,176.

     In 1996, the Company loaned $348 in cash to an executive in exchange for a eight percent interest bearing note secured by the executive's stock options. This loan is due the earlier of December 2006 or upon termination of employment. At December 31, 1996, the balance of this loan was $348.

     The current portion of these contracts, aggregating $287 and $265 at December 31, 1996 and 1995, respectively, has been included with prepaids and other current assets in the accompanying consolidated balance sheet.

     The carrying amounts of the Company's contracts receivable approximate fair value since the notes bear interest at competitive rates or are discounted to approximate a proper interest rate (see Note 11).


3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of:
                                                            DECEMBER 31,
                                                       1996           1995
                                                    ----------     ----------
     Land                                           $   39,389     $   32,711
     Buildings and improvements                        156,007        121,591
     Fixtures and equipment                             89,981         65,757
     Leasehold improvements                             17,805         20,257
                                                    ----------     ----------
                                                       303,182        240,316
     Less accumulated depreciation and amortization    (71,561)       (62,443)
                                                    ----------     ----------
                                                    $  231,621     $  177,873
                                                    ----------     ----------
                                                    ----------     ----------


     At December 31, 1996 and 1995, property and equipment include $23,127 of buildings and improvements held under capital leases with related accumulated amortization aggregating $10,198 and $9,017, respectively.

     Substantially all property and equipment serve as collateral for long-term debt (Note 4).

4.        LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS

          Long-term debt consists of:



                                                                                       DECEMBER 31,
                                                                                   1996            1995
                                                                                ----------     -----------

     Revolving line of credit, interest payable monthly at a
       variable rate (based on certain financial ratios of the Company)
       over prime or LIBOR (7.80% at December 31, 1996); principal payable in semi-annual instalments beginning in December
       1998 through February 2002                                               $  135,025     $  110,025

     11-7/8% Senior Subordinated Notes, due February 1, 2003,
       with interest payable semiannually on February 1 and August 1                85,000         85,000
                                                                                ----------     ----------

                                                                                   220,025        195,025

     Less debt discount                                                             (1,442)        (2,379)

     Other recourse debt, generally payable in monthly instalments,
       plus interest at approximately 10%                                           12,619         13,481
                                                                                ----------     ----------

                                                                                   231,202        206,127
     Capital lease obligations, payable in monthly instalments, plus
       interest at approximately 14%                                                24,906         25,432
                                                                                ----------     ----------

                                                                                   256,108        231,559

     Less current portion of long-term debt                                         (1,978)        (1,408)
                                                                                ----------     ----------

                                                                                $  254,130     $  230,151
                                                                                ----------     ----------
                                                                                ----------     ----------



     Subsequent to December 31, 1996, the Company and its principal creditor amended the terms of its revolving credit facility. Formerly, the Company had a $155,000 revolving loan with an additional $20,000 available at the discretion of the Company's principal creditor. Under this credit facility, interest was payable monthly at prime plus .25% or LIBOR plus 1.75% (at the Company's option). The margin added to prime or LIBOR was determined based upon certain financial ratios of the Company. Under the terms of the new revolving credit agreement the revolving loan was increased to $250,000. At December 31, 1996 the interest rate on the Company=s credit facility was 6.81%. The amendment also extended the principal repayment terms such that principal is payable in variable quarterly instalments beginning in December 1998 and extending through ultimate maturity on February 14, 2002. At December 31, 1996, the Company's outstanding balance under this credit facility was $135,025; this amount has been classified as long-term debt in the accompanying financial statements in accordance with the amended terms of the Company's loan agreement.

     The provisions of the loan agreement between the Company and its principal creditor contain debt covenants with which the Company must comply. These provisions include prohibition of all dividend payments if the Company is in violation of any covenants. For the year ended December 31, 1996, the Company was not in violation of its debt covenants. Additionally, under certain circumstances, the loan agreement provides for mandatory prepayments of scheduled debt maturities. Within 120 days after each year, the Company could be required to prepay a portion of consolidated available cash flow, as defined in the loan agreement, and in general is required to prepay debt maturities equal to the net proceeds of any asset sales. No mandatory prepayments have been required by the creditor.

     Long-term debt is secured by substantially all assets of the Company.

     In February 1993, the Company sold $85,000 of 11-7/8 percent Senior Subordinated Notes (the Notes) in a public offering. The net proceeds from the sale of the Notes were used for (i) the repayment of a $30,000 fixed rate loan from the Company's principal creditor, (ii) the funding of the purchase by Cinemas of (a) all of the outstanding shares of Cinemas' senior preferred stock, (b) certain of the outstanding shares of Cinemas' senior subordinated convertible preferred stock, and (c) an outstanding warrant held by the principal creditor to purchase shares of Cinemas' common stock, and (iii) the repayment of a revolving credit facility.

     The Notes mature on February 1, 2003. Interest on the Notes is payable semiannually on February 1 and August 1 of each year. The Notes are redeemable, in whole or in part, at the Company's option at any time on or after February 1, 1998 at the agreed upon redemption prices, together with accrued and unpaid interest at the date of redemption. In addition, a sinking fund provides for the redemption of 50 percent of the Notes on February 1, 2002. The holders of the Notes may require the Company to repurchase the Notes in certain circumstances involving a change of control (as defined) at a price equal to 101 percent of the principal amount plus accrued and unpaid interest at the date of repurchase. However, the loan agreement with the Company's principal creditor prohibits the purchase of the Notes by the Company in the event of a change of control unless and until such time as loans under such loan agreement are repaid in full. The Notes contain debt covenants with which the Company must comply.

     The Notes are general unsecured obligations of the Company and will be subordinated to all existing and future senior indebtedness (as defined) of the Company, including indebtedness under the Company's loan agreement (as defined). The Notes are also effectively subordinated to all of the indebtedness and trade payables of the Company's subsidiaries.

     Excluding the $1,442 of debt discount, the fair value of which is not practicable to estimate, and the $85,000 of Notes, the carrying amounts of the Company's long-term debt at December 31, 1996 approximates its fair value, since the debt is primarily variable rate debt. Based on the quoted market price for the Company's Notes, the fair value of the Notes at December 31, 1996 approximates $91,800. See Note 11.

     The average interest rates on the Company's aggregate debt balances, including capital lease obligations, were 10.3 percent, 10.8 percent and
     10.7 percent for the years ended December 31, 1996, 1995 and 1994, respectively.

     As of December 31, 1996, scheduled maturities of long-term debt, including capital lease obligations, are summarized as follows:



                                                          CAPITAL LEASES
                                             ----------------------------------------
                               LONG-TERM                                                    TOTAL
  YEAR ENDING DECEMBER 31,       DEBT         PAYMENTS       INTEREST      PRINCIPAL      PRINCIPAL
  ------------------------    ----------     ----------     ----------     ----------     ----------

     1997                     $      966     $    4,329     $    3,317     $    1,012     $    1,978
     1998                          1,060          4,360          3,167          1,193          2,253
     1999                          1,083          4,377          2,989          1,388          2,471
     2000                            945          4,377          2,643          1,734          2,679
     2001                          1,014          4,403          2,532          1,871          2,885
     Thereafter                  227,576         25,147          7,439         17,708        245,284
     Less debt discount           (1,442)             -              -              -         (1,442)
                              ----------     ----------     ----------     ----------     ----------

                              $  231,202     $   46,993     $   22,087     $   24,906        256,108
                              ----------     ----------     ----------     ----------
                              ----------     ----------     ----------     ----------

     Less current portion                                                                     (1,978)
                                                                                          ----------

     Long-term portion                                                                    $  254,130
                                                                                          ----------
                                                                                          ----------

5.   MANDATORILY REDEEMABLE SECURITIES OF ACT III CINEMAS, INC.

     Mandatorily redeemable securities of Act III Cinemas, Inc. consist of:

                                                MANDATORILY REDEEMABLE
                                                  SENIOR SUBORDINATED
                                    CONVERTIBLE PREFERRED STOCK, $.01 PAR VALUE
                                    -------------------------------------------
                                                   CARRYING          REDEMPTION
                                      SHARES         VALUE             VALUE
                                    ---------     ----------         ----------
   Balance, December 31, 1993          200.00     $    8,553         $   8,651
      Accretion to redemption value         -             29                 -
      Accretion of dividends                -          1,298             1,298
                                    ---------     ----------         ---------
   Balance, December 31, 1994          200.00          9,880             9,949
      Accretion to redemption value         -             24                 -
      Accretion of dividends                -          1,492             1,492
                                    ---------     ----------         ---------
   Balance, December 31, 1995          200.00         11,396            11,441
      Accretion to redemption value         -             19                 -
      Accretion of dividends                -          1,717             1,717
                                    ---------     ----------         ---------

   Balance, December 31, 1996          200.00     $   13,132         $  13,158
                                    ---------     ----------         ---------
                                    ---------     ----------         ---------


     MANDATORILY REDEEMABLE SENIOR SUBORDINATED CONVERTIBLE PREFERRED STOCK During 1990, Cinemas authorized 571.43 shares of mandatorily redeemable senior subordinated convertible preferred stock (Senior Subordinated Convertible Preferred Stock), par value $.01 per share. Effective February 8, 1990, Cinemas issued 400 shares, including 200 shares to a minority common stock shareholder of Cinemas, of Senior Subordinated Convertible Preferred Stock for $10,000, less stock issuance costs aggregating $750.
     In addition, Cinemas issued 171.43 shares of Senior Subordinated Convertible Preferred Stock to the Company's principal creditor, for no consideration but in lieu of the antidilution adjustments required under the Mandatorily Redeemable Common Stock Warrant issued to the creditor.

     The holders of the Senior Subordinated Convertible Preferred Stock are entitled to annual dividends, payable on September 30, at the rate of 15 percent per annum of the base amount of each share. The base amount is defined as $25,000 per share, adjusted by the amount of any dividends on such shares accrued to date and not previously paid or added to the base amount.

     Cinemas is required to redeem the Senior Subordinated Convertible Preferred Stock as of February 8, 2000 at the base amount per share. Accretion to record the value of the Senior Subordinated Convertible Preferred Stock at its redemption value on its scheduled redemption date is calculated using the effective interest method.

     Each share of Senior Subordinated Convertible Preferred Stock is convertible into one share of Cinemas' common stock at the holder's option. Additionally, the shares of the Senior Subordinated Convertible Preferred Stock are automatically converted to common stock on a share-for-share basis upon an initial public offering of 15 percent or more of Cinemas' issued and outstanding common stock, in which the public offering price is equal to or greater than the Senior Subordinated Convertible Preferred Stock liquidation value. The conversion ratio to common stock is subject to certain adjustments as defined by the terms of the stock agreement.

     Under certain conditions, primarily related to ownership changes of Cinemas' securities, the holders of the Senior Subordinated Convertible Preferred Stock may require Cinemas to repurchase their shares at the appraised value as defined by the terms of the stock agreement. Under the terms of the stock agreement, the holders of Senior Subordinated Convertible Preferred Stock have certain voting rights.

     In the event of any liquidation or dissolution of Cinemas, the holders of Senior Subordinated Convertible Preferred Stock are entitled to the base amount per share, and have liquidation preference over Cinemas' common stock.

     In February 1993, approximately $14,702 of the proceeds from the sale of the 11-7/8 percent Senior Subordinated Notes discussed in Note 4 were used by the Company to repurchase 371.43 shares of the Senior Subordinated Convertible Preferred Stock, including accrued but unpaid dividends.

     It is not practicable to determine the fair value of the Senior Subordinated Convertible Preferred Stock due to the lack of a readily available market for this security.

     PREFERRED STOCK
     Cinemas has authorized 300,000 shares of preferred stock, $.01 par value per share, of which 200 shares, designated as Series B Senior Subordinated Converted Preferred Stock, are issued and outstanding at December 31, 1996.


6.   SHAREHOLDER'S EQUITY (DEFICIT)

     COMMON STOCK
     During 1995, the Company paid Cinemas a $300 dividend which was used by Cinemas to repurchase five shares of its common stock for $300. At December 31, 1996, the Company had 1,000 shares of common stock authorized; 100 shares were issued and outstanding. At December 31, 1996, Cinemas had 500,000 shares of common stock authorized; 916.95 shares were issued and outstanding.

     MANAGEMENT STOCK OPTION AND INCENTIVE COMPENSATION PLANS
     Cinemas has established a Management Stock Option Plan whereby certain members of management of Cinemas and its subsidiaries may be granted either nonqualified stock options or incentive stock options to purchase shares of Cinemas' common stock. A total of 100 shares of Cinemas' common stock has been reserved for issuance under the plan. The purchase price per share is determined by a committee appointed by the Board of Directors of Cinemas, provided that, in the case of incentive stock options, the purchase price per share shall not be less than 100 percent of the fair market value of Cinemas' common stock on the grant date.

     On December 24, 1991, Cinemas granted to certain members of the Company's management, nonqualified stock options exercisable into 19 shares of Cinemas' common stock at an exercise price of $5,000 per share. The Company recognized $152 of compensation expense related to these options over the vesting period which ended in June 1994.

     On December 31, 1993, Cinemas granted nonqualified stock options to certain members of the Company's management, exercisable into 11.5 shares of Cinemas' common stock at an exercise price of $5,000 per share. The Company recognized $230 of compensation expense related to these options over the vesting period which ended in June 1996.

     On December 31, 1995, Cinemas granted nonqualified stock options to certain members of the Company's management, exercisable into 35 shares of Cinemas' common stock at an exercise price of $18,000 per share. The Company will recognize $1,470 of compensation expense related to these options over the vesting period ending in December 1998.

     On October 1, 1996, Cinemas granted nonqualifed stock options to certain members of the Company's management, excercisable into 32.5 shares of Cinemas common stock at an exercise price of $20,000 per share. The Company will recognize $1,300 of compensation expense related to these options over the vesting periods ending in September 1999.

     For the years ended December 31, 1996, 1995 and 1994, the Company recognized $630, $77 and $100, respectively, of compensation expense related to these options.

     The Company has a discretionary interest Management Incentive Compensation Plan whereby designated executives and key employees may be awarded an incentive amount based on 3.5 percent of earnings before income taxes and interest, as defined per the agreement. Compensation expense related to this plan was $951, $782 and $661 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Compensation expense related to the Management Stock Option Plan and the Management Incentive Compensation Plan is included in general and administrative expenses in the accompanying consolidated statement of operations. At December 31, 1996, options exercisable into 98 shares of Cinemas' common stock were outstanding, of which 30.5 shares were fully vested. No options have been exercised to date.

7.   ACQUISITIONS

     Effective September 22, 1995, the Company paid $11,400 to acquire five theatres and related assets. The acquisition has been accounted for using the purchase method of accounting. The results of operations of the theatres acquired have been included in the consolidated results of operations of the Company since the acquisition date. The acquisition of these theatres has been included in capital expenditures in the accompanying consolidated statement of cash flows.

     During January 1994, the Company purchased two theatres and assumed $1,900 in debt.


8.   INCOME TAXES

     PROVISION FOR INCOME TAXES

     The income tax provision consists of the following:

                                        YEAR ENDED DECEMBER 31,
                                 1996           1995          1994
                              ----------     ----------     ----------

          Current:
               Federal        $    2,945     $    2,838     $    2,857
               State                 243            247            299
                              ----------     ----------     ----------

                                   3,188          3,085          3,156
                              ----------     ----------     ----------

          Deferred:
               Federal             1,386            620            958
               State                 116             54            201
                              ----------     ----------     ----------

                                   1,502            674          1,159
                              ----------     ----------     ----------

               Total          $    4,690     $    3,759     $    4,315
                              ----------     ----------     ----------
                              ----------     ----------     ----------

     The effective income tax rate for the years ended December 31, 1996, 1995 and 1994 differs from the statutory rate of 34 percent as follows:

                                                   1996     1995      1994
                                                   -----    -----     -----

     Federal statutory tax rate                    34.0%    34.0%     34.0%
     Purchase accounting amortization adjustments   4.6      2.4       2.3
     State taxes, net of federal effect             2.8      3.1       3.8
     Other                                          2.9      2.5         -
                                                   ----     ----      ----

     Effective rate                                44.3%    42.0%     40.1%
                                                   ----     ----      ----
                                                   ----     ----      ----

     DEFERRED INCOME TAXES
     The components of the net deferred tax liability are:

                                                         DECEMBER 31,
                                                      1996          1995
                                                  ----------     ----------
   Deferred tax assets:
      Capital lease obligation                    $    9,215     $    9,410
      Intangibles                                        206            232
      Debt discount associated with warrants           2,459          2,038
      Other                                              503              -
                                                  ----------     ----------

   Total deferred tax asset                           12,383         11,680
                                                  ----------     ----------

   Deferred tax liabilities:
      Property and equipment and
       accumulated depreciation                       17,536         16,881
      Intangibles and accumulated amortization         4,020          2,418
      Other                                                -             52
                                                  ----------     ----------

   Total deferred tax liability                       21,556         19,351
                                                  ----------     ----------

   Net deferred tax liability                     $    9,173     $    7,671
                                                  ----------     ----------
                                                  ----------     ----------



9.   RELATED PARTY TRANSACTIONS

     Pursuant to a management agreement between the Company and Holdings L.P., beginning in 1993, for a term of ten years, Holdings L.P. will charge an annual management fee of $600.

     Holdings L.P. has also charged the Company additional amounts of $677, $517 and $492 for the years ended December 31, 1996, 1995 and 1994, respectively, for the allocation of salaries of certain Holdings L.P. employees, including Cinema's Chief Executive Officer, rent and other charges. The annual base fee and additional charges, which were permitted by the principal creditor, are included in general and administrative expenses in the accompanying consolidated statement of operations.


10.  COMMITMENTS AND CONTINGENCIES

     COMMITMENTS
     The Company utilizes land, building and equipment under various long-term rental and lease agreements which expire in varying years through approximately 2035. All of these leases represent operating leases and, accordingly, rental payments are recorded as rent expense when incurred. In addition to specified minimum lease payments, certain of these leases require rents based on specified theatre revenues.

     At December 31, 1996, minimum annual rentals under long-term operating leases are:

          1997                               $    9,678
          1998                                    9,587
          1999                                    9,446
          2000                                    9,125
          2001                                    8,255
          Thereafter                            101,021
                                             ----------

                                             $  147,112
                                             ----------
                                             ----------


     Rent expense under these long-term operating leases aggregated $12,964, $10,472 and $9,749 and included $3,161, $1,389 and $1,182 of rents based on specified theatre revenues for the years ended December 31, 1996, 1995 and 1994, respectively. Operating lease rent expense is included in other theatre operating expenses and general and administrative expenses in the accompanying consolidated statement of operations.

     CONTINGENCIES
     From time to time, the Company is involved in legal proceedings arising in the ordinary course of its business operations, such as personal injury claims, employment matters and contractual disputes. Management believes that the Company's potential liability with respect to such proceedings currently pending is not material in the aggregate to the Company's consolidated financial position or results of operations.


11.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of the Company's financial instruments are as follows:



                                                                       1996                          1995
                                                            -------------------------     -------------------------
                                                             CARRYING        FAIR          CARRYING         FAIR
                                                              AMOUNT         VALUE          AMOUNT          VALUE
                                                            ----------     ----------     ----------     ----------

     Cash and cash equivalents                              $    8,720     $    8,720     $   19,002     $   19,002
     Contracts receivable                                        2,294          2,294          2,302          2,302
     Long-term debt:
          Practicable to estimate fair value (Note 4)          257,550        264,350        233,938        239,038
          Not practicable to estimate (Note 4)                 (1,442)              -        (2,379)              -
     Mandatorily redeemable securities:
          Not practicable to estimate (Note 5)                  13,132                        11,396              -

12.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The unaudited quarterly results for the years ended December 31, 1996 and 1995 are set forth in the following table:




                                                            1996 BY QUARTER
                                        ---------------------------------------------------------
                                          FIRST          SECOND          THIRD          FOURTH          TOTAL
                                        ----------     ----------     -----------    -----------    ------------

     Revenues                           $   51,209     $   53,783     $    63,069    $    55,488    $    223,549
     Income from operations                  9,192          7,941          12,660          3,419          33,212
     Net income (loss) applicable
       to common stock                       1,746            852           3,479         (1,928)          4,149


                                                            1995 BY QUARTER
                                        ---------------------------------------------------------
                                          FIRST          SECOND          THIRD          FOURTH          TOTAL
                                        ----------     ----------     -----------    -----------    ------------


     Revenues                           $   37,963     $   46,473     $    58,234    $   53,521     $   196,191
     Income from operations                  5,117          7,315          12,670         7,751          32,853
     Net income (loss) applicable
       to common stock                      (1,072)           531           3,292           919           3,670

                                ACT III THEATRES, INC.

                                    1996 FORM 10-K

                                  INDEX TO EXHIBITS


THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS ANNUAL REPORT ON FORM L0-K.


                                                                 Sequentially
Exhibit                                                            Numbered
Number                                  Exhibit                    Page
--------------------------------------------------------------------------------

3.1      Certificate of Incorporation..........................    *

3.2      Bylaws, as amended and restated on November 24,
         1992..................................................    *

4.1      Form of Indenture for Senior Subordinated Notes,
         with form of Note attached............................    *

10.1     Third Amendment to Loan Agreement, dated as of
         July 31, 1992, by and between Act III Theatres, Inc.
         and General Electric Capital Corporation,
         as Agent and Lender...................................    *

10.2     Cineplex-Washington Term Note, dated July 31, 1992,
         from Act III Theatres, Inc. to General Electric
         Capital Corporation...................................    *

10.3     Agreement, dated as of January 8, 1993, by and among
         General Electric Capital Corporation, Act III Cinemas,
         Inc. and Act III Theatres, Inc........................    *

10.4     Form of Fourth Amendment to Loan Agreement by and
         between General Electric Capital Corporation and
         Act III Theatres, Inc.................................    *

10.5     Form of Agreement by and among General Electric
         Capital Corporation, Act III Cinemas, Inc. and
         Act III Theatres, Inc.................................    *

10.6     Assignment and Assumption of Landlord's Interest in
         Lease, dated as of June 30, 1992, by and between
         Security Service Federal Credit union and A3 Theatres
         of Texas, Inc.........................................    *

10.7     Promissory Note, dated June 30, 1992, from A3 Theatres
         of Texas, Inc. to Security Service Federal Credit Union   *

  10.8   Deed of Trust, Assignment of Rents and Security
         Agreement, dated June 30, 1992, from A3 Theatres
         of Texas, Inc. to Security Service Federal Credit
         Union.................................................    *

  10.9   Confidential Settlement Agreement with Mutual
         Releases, dated March 13, 1992, by and among
         Cinemark USA, Inc. and Act III Theatres, L.P., Act
         III Theatres GP, Inc., Act III Theatres, Inc., A3
         Theatres of San Antonio, Ltd., A3 Theatres, Inc.,
         NL Communications, Inc. (formerly Act III
         Communications, Inc.), Act III Communications
         Holdings GP, Inc., Act III Communications, L.P.,
         Act III Communications Holdings, L.P.,
         Act III Cinemas, Inc., A3 Theatres of Texas, Inc.,
         and Norman Lear.......................................    *

 10.10   Confidential Settlement Agreement with Mutual Releases
         as between Certain Parties dated March 13, 1992, among Cinemark USA, Inc., Schroder Center Management, Inc., and Bexar McCreless Corporation and Act III Theatres,
         L.P., Act III Theatres, GP, Inc., Act III Theatres,
         Inc., A3 Theatres of San Antonio, Ltd., A3 Theatres,
         Inc., NL Communications, Inc. (formerly Act III Communications, Inc.), Act III Communications
         Holdings, L.P., Act III Cinemas, Inc., A3 Theatres
         of Texas, Inc., and Norman Lear.......................    *

 10.11   Agreement, dated June 3, 1992, by and between
         Plitt Theatres, Inc. and Eastgate Theatre, Inc.
         and schedules thereto.................................    *

+10.12   1991 Management Stock Option Plan of Act III
         Cinemas, Inc..........................................    *

+10.13   Management Compensation Incentive Plan................    *

 10.14   Letter of Intent, dated November 19, 1992, among
         Act III Theatres, Inc., Act III Cinemas, Inc. and
         General Electric Capital Corporation..................    *

 10.15   Letter Agreement, dated October 22, 1992, by and
         between Adam Press and Act III Theatres, Inc..........    *

 10.16   Management Agreement, dated as of November 1, 1992
         by and between Act III Communications Holdings
         L.P. and Act III Theatres, Inc........................    *

+10.18   Employment Agreement, dated as of December 4, 1995
         by and between Act III Theatres, Inc.
         and Walter S. Aman....................................

+10.19   Employment Agreement, dated as of February 12, 1996
         by and between Act III Theatres, Inc.
         and Robert J. Lenihan.................................

+10.20 Employment Agreement, dated as of December 6, 1995 by and between Act III Theatres, Inc. and Timothy G. Wood

+10.21 Employment Agreement, dated as of December 14, 1995 by and between Act III Theatres, Inc. and William Spencer

++10.23  Form of Fifth Loan Amendment by and between General
         Electric Capital Corporation and Act III Theatres, Inc

++10.24  Amended and Restated Loan Agreement
         (Dated February 14, 1997)

++27.1   Financial Data Schedule

-------------------------------------------------------------------
* Incorporated herein by reference from the Company's registration statement on Form S-1 dated as of January 26, 1993.

+   Management contract or compensatory plan or arrangement.

++  Filed herewith