Form 10-Q
period 1997-03-31
ACT III THEATRES INC
filed 1997-05-15
CIK 894652

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                    FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1997
                                 --------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition from ___________________ to _______________________

                         COMMISSION FILE NUMBER 33-55400


                             ACT III THEATRES, INC.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


               Delaware                       95-42ll629
     -------------------------------      ------------------
     (State or other jurisdiction of       (I.R.S. Employer
     incorporation or organization)       Identification No.)


          919 SW Taylor Street, Suite 900, Portland, Oregon      97205
-------------------------------------------------------------------------------
        (Address of principal executive offices)               (Zip Code)

(Registrant's telephone number, including area code)    (503) 22l-02l3   .
                                                      --------------------

     Indicate by check mark whether the Registrant (l) has filed all reports required to be filed by Section l3 or l5(d) of the Securities Exchange Act of l934 during the preceding l2 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes xx No
                                               ---     ---

     At April 30, 1997, there were l00 shares of the registrant's common stock outstanding.

                             ACT III THEATRES, INC.

                                      INDEX

                                                                          PAGE
                                                                         NUMBER
                                                                         ------

PART I.   Financial Information (Unaudited)

     Item l.   Financial Statements .  . . . . . . . . . . . . . . . .     3

         Consolidated Statement of Operations -
           Three Months Ended March 31, 1997 and 1996  . . . . . . . .     3

         Consolidated Balance Sheet -
          At March 31, 1997 and December 31, 1996 . . . . . . . . . . .    4

         Consolidated Statement of Changes in Common
         Shareholder's Equity (Deficit) for the three months
          ended March 31, 1997 . . . . . . . . . . . . . . . . . . . . .   5

         Consolidated Condensed Statement of Cash Flows -
          Three Months Ended March 31, 1997 and 1996 . . . . . . . . . .   6

         Notes to Consolidated Financial Statements  . . . . . . . . . .    7

     Item 2.   Management's Discussion and Analysis
          of Results of Operations and Financial Condition . . . . . . .    8

PART II.  Other Information . . . . . . . . . . . . . . . . . . . . . .    11


     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .   11

                          ITEM 1: FINANCIAL STATEMENTS

                             ACT III THEATRES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                  1997              1996
                                             ----------          ----------
REVENUES:
  Admissions                                    $42,753             $35,034
  Concessions                                    19,165              15,685
  Other                                             623                 490
                                             ----------          ----------
                                                 62,541              51,209
                                             ----------          ----------
EXPENSES:
  Costs of operations
    Film rental                                  21,835              17,106
    Cost of concessions                           3,253               2,483
    Other theatre operating expenses             18,743              15,096
                                             ----------          ----------
          Total                                  43,831              34,685

  General and administrative expenses             1,991               1,684
  Depreciation and amortization                   6,077               5,648
                                             ----------          ----------

                                                 51,899              42,017
                                             ----------          ----------
          Income from operations                 10,642               9,192

OTHER EXPENSES:
  Interest expense, net                           5,651               5,684
  Loss on sale of assets                            115
                                             ----------          ----------
         Income before income taxes               4,876               3,508


PROVISION FOR INCOME TAXES                        1,887               1,344
                                             ----------          ----------
  Net Income                                      2,989               2,164

ACCRETION OF MANDATORILY REEDEEMABLE
  SECURITIES                                          4                   5

PREFERRED DIVIDENDS                                 475                 413
                                             ----------          ----------

     Net income applicable to common stock       $2,510              $1,746
                                             ----------          ----------
                                             ----------          ----------

The accompanying notes are an integral part of this consolidated financial statement.

                             ACT III THEATRES, INC.
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)
                                     ASSETS

                                                 March 31,         December 31,
                                                    1997                1996
                                                 ----------         ----------
                                                (unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                         $11,333             $8,720
  Accounts receivable                                 1,293              1,324
  Prepaid expenses and other receivables                770                641
  Inventories                                         2,285              2,122
                                                 ----------         ----------
      Total current assets                           15,681             12,807



CONTRACTS RECEIVABLE                                  2,185              2,007
PROPERTY AND EQUIPMENT, net                         245,472            231,621
INTANGIBLES, net                                     31,052             31,753
OTHER ASSETS, net                                     4,555              3,239
                                                 ----------         ----------
      Total assets                                 $298,945           $281,427
                                                 ----------         ----------
                                                 ----------         ----------

                 LIABILITIES, MANDATORILY REDEEMABLE SECURITIES
                    AND COMMON SHAREHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Current portion of long-term debt and capital
    lease obligations                                $2,042             $1,978
  Accounts payable                                    8,294             10,042
  Accrued film rentals                                8,109             10,063
  Taxes other than income taxes                       2,362              2,839
  Other current liabilities                          11,634             13,349
                                                 ----------         ----------
     Total current liabilities                       32,441             38,271


DEFERRED INCOME TAXES                                 9,884              9,173
LONG-TERM DEBT AND CAPITAL
  LEASE OBLIGATIONS                                 273,778            254,130
                                                 ----------         ----------
                                                    316,103            301,574
                                                 ----------         ----------
MANDATORILY REDEEMABLE SECURITIES OF
  ACT III CINEMAS, INC.                              13,611             13,132
                                                 ----------         ----------

COMMON SHAREHOLDER'S EQUITY (DEFICIT)
  Common stock, $.01 par value, 1,000 shares
    authorized, 100 shares issued and outstanding         1                  1
  Additional paid-in capital                          4,979              4,979
  Accumulated deficit                              (35,749)           (38,259)
                                                 ----------         ----------
                                                   (30,769)           (33,279)
                                                 ----------         ----------
    Total Liabilities and Shareholders'
            Equity (Deficit)                       $298,945           $281,427
                                                 ----------         ----------
                                                 ----------         ----------

The accompanying notes are an integral part of this consolidated financial statement.

                             ACT III THEATRES, INC.
   CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDER'S EQUITY (DEFICIT)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1997
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                                 Common Stock            Additional
                                                             ----------------------        Paid-In    Accumulated
                                                             Shares          Amount        Capital       Deficit        Total
                                                             ------          ------      ----------   -----------      ---------
BALANCE, December 31, 1996                                     100             $1          $4,979       $(38,259)      $(33,279)

Accretion of mandatorily redeemable senior
     subordinated convertible preferred stock                                                                 (4)            (4)

Preferred dividends                                                                                         (475)          (475)

Net income                                                                                                  2,989          2,989
                                                          ----------------------------------------------------------------------
BALANCE, March 31, 1997                                        100             $1          $4,979       $(35,749)      $(30,769)
                                                          ----------------------------------------------------------------------
                                                          ----------------------------------------------------------------------

The accompanying notes are an integral part of this consolidated financial statement.

                             ACT III THEATRES, INC.
                 CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                          1997           1996
                                                     ----------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                             $2,989         $2,164
  Adjustments to reconcile net income to net
    cash provided by operating activities-
  Depreciation and amortization                           6,077          5,648
  Loss on sale of assets                                    115              0
  Amortization of debt discount                             206            234
  Deferred income taxes                                     711            353
  Change in certain working capital items               (6,155)        (4,964)
                                                     ----------     ----------
     Net cash provided by operating activities            3,943          3,435
                                                     ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                  (19,085)       (13,754)
  Net change in contracts receiviable                     (178)            303
  Proceeds from sale of assets                                2              0
                                                     ----------     ----------
     Net cash used for investing activities            (19,261)       (13,451)
                                                     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments made on long-term debt                         (470)          (343)
  Borrowings on long-term debt                           19,976              0
  Deferred financing costs                              (1,575)              0
                                                     ----------     ----------
     Net cash provided by (used for) financing
        activities                                       17,931          (343)
                                                     ----------     ----------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                            2,613       (10,359)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                               8,720         19,002
                                                     ----------     ----------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                             $11,333         $8,643
                                                     ----------     ----------
                                                     ----------     ----------

The accompanying notes are an integral part of this consolidated financial statement.

                             ACT III THEATRES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)


NOTE 1:   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial information and notes thereto should be read in conjunction with the Company's 1996 Annual Report on Form 10-K.

     The results of operations for the three (3) months ended March 31, 1997 are not necessarily indicative of results to be expected for the year ending December 3l, l997.

NOTE 2:  NET INCOME PER SHARE

     Earnings per share information is not presented as Act III Theatres, Inc. (the "Company") is a wholly owned subsidiary of Act III Cinemas, Inc., (Cinemas).

NOTE 3:  COMMITMENTS AND CONTINGENCIES

     See Notes 9 and 10 of the Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 3l, l996 for a description of Commitments and Contingencies.

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


RESULTS OF OPERATIONS:

              (First Quarter 1997 compared with First Quarter 1996)

     The following table presents a summary of certain income statement items as a percentage of total revenues:


                                         Results of Operations
                                      Three Months Ended March 31
                                      ---------------------------
                                        1997             1996
                                       ------           ------
REVENUES:
  Admissions  . . . . . . . . . . .     68.4%            68.4%
  Concessions and other . . . . . .     31.6%            31.6%
                                        -----            -----
TOTAL REVENUES . . . . . .  . . . .    100.0%           100.0%

Costs of operations . . . . . . . .     70.1%            67.7%
General and administrative
  expenses   . . . . . . . . . . . .     3.2%             3.3%
Depreciation and
  amortization  . . . . . . . . . .     9.7%            11.0%
Income from operations  . . . . . .    17.0%            18.0%
Interest expense (net)  . . . . . .     9.0%            11.1%

REVENUES:

     Revenues for the quarter ended March 31, l997, increased 22.1% to $62.5 million from $51.2 million for the quarter ended March 31, l996. The increase is the result of an increase in attendance and concession sales resulting primarily from an additional 55 screens in operation for the quarter ended March 31, 1997 as compared to the same quarter in 1996, and an increase in the number of films that were box office successes.

COSTS OF OPERATIONS:

     Cost of operations for the quarter ended March 31, 1997 increased 26.2% to $43.8 million from $34.7 million for the quarter ended March 3l, l996. The increase is attributable to increased film rental expenses and higher concession sales costs associated with increased attendance resulting from 55 additional screens being operated for the quarter ended March 31, 1997. Cost of operation as a percentage of revenues increased for the period ended March 31, 1997 as compared to the same period in 1996, due primarily to higher film rental and concession costs.

GENERAL AND ADMINISTRATIVE EXPENSES:

     General and administrative expenses for the quarter ended March 31, 1997, increased 17.6% to $2.0 million from $l.7 million for the quarter ended March 31, 1996. The increase in the dollar amount is attributable to higher salaries, compensation expense related to the granting of stock options to certain officers of the Company and professional fees.

DEPRECIATION AND AMORTIZATION:

     Depreciation and amortization expense, which includes amortization of intangibles and other assets, increased 8.9% to $6.1 million for the quarter ended March 31, 1997 from $5.6 million for the quarter ended March 31, 1996. The increase was primarily the result of the opening and acquisition of new theatres and the renovation of existing theatres.

INTEREST EXPENSE (NET):

     Interest expense remained relatively stable for the period ended March 31, 1997 as compared to the same period in 1996.

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

     For the period ended March 31, l997, the Company's principal investing activities have been for new theatre openings, acquisitions, remodeling and expansion which had totaled cost of approximately $19.1 million, which was financed partially with the Revolving Credit Agreement (as hereinafter defined) and partially with cash on hand.

     Net cash provided by operating activities was insufficient to meet cash used for investing activities for the period ended March 31, l997. This insufficiency was met by using cash on hand at the beginning of the quarter plus draws on the Revolving Credit Agreement.

     Under the revolving credit agreement (the "Revolving Credit Agreement") between General Electric Capital Corporation ("GECC"), CIBC, Inc., Bank of America National Trust & Savings Association and Morgan GUA, as lenders, and the Company, the Company has a credit availability of $250 million. The amount available under the Revolving Loan Agreement will reduce in amounts varying from $5 million to $10 million on a quarterly basis commencing December 31, 1998 and the Revolving Credit Agreement terminates on September 20, 2001. At March 31, 1997 there was $155 million outstanding under the Revolving Credit Agreement. Interest under the Revolving Credit Agreement is payable monthly at a rate based on either prime or LIBOR, at the Company's option, and determined based upon certain financial ratios of the Company. At March 31, 1997, the interest rate on borrowings was 6.625%.

     Additionally, the Company has $85 million of senior subordinated notes outstanding which mature in 2003 and bear interest at 11-7/8%. The senior subordinated notes contain restrictive covenants that, among other things, restrict the amount and type of debt that the Company may incur and impose limitations on the creation of liens, a change in control, transactions with affiliates, mergers and investments. Similar limitations exist in the Revolving Credit Agreement. The Company does not anticipate that these covenants will materially impede the operations of the Company.

                             ACT III THEATRES, INC.

                          PART II -- OTHER INFORMATION


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS:

     *    3.1  Certificate of Incorporation

     *    3.2  Bylaws, as amended and restated on November 24, 1992

     +   27.1  Financial Data Schedule

     (B)  REPORTS ON FORM 8-K

          None

-------------------------------------------------------------------------------

     * Incorporated herein by reference from the Company's registration statement on Form S-1 dated as of January 26, 1993.

     +     Filed herewith

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

DATED:  This 14th day of  May, 1997



                                        ACT III THEATRES, INC.
                                             (REGISTRANT)



                                        BY     /s/ Walter S. Aman
                                            -----------------------------------
                                                WALTER S. AMAN
                                                President and Principal
                                                Financial Officer


                                        BY     /s/ Wade L. Canning
                                            -----------------------------------
                                                WADE L. CANNING
                                                Vice President of Finance