Form 10-Q
period 1997-06-30
ACT III THEATRES INC
filed 1997-08-14
CIK 894652

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                      FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
                              ---------------------

                                          OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition from ___________________ to _______________________

                           COMMISSION FILE NUMBER 33-55400



                                ACT III THEATRES, INC.
   ----------------------------------------------------------------------------
                (Exact name of Registrant as specified in its charter)


            Delaware                                      95-4211629
--------------------------------               --------------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)



               919 SW Taylor Street, Suite 900, Portland, Oregon  97205
-------------------------------------------------------------------------------
            (Address of principal executive offices)            (Zip Code)


(Registrant's telephone number, including area code)   (503) 221-02l3
                                                     ------------------

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

         At July 31, 1997, there were 100 shares of the registrant's common stock outstanding.

                                ACT III THEATRES, INC.

                                        INDEX


                                                                          PAGE
                                                                         NUMBER
                                                                         ------

PART I.   Financial Information (Unaudited)

     Item l.  Financial Statements . . . . . . . . . . . . . . . . . . .      3

        Consolidated Statement of Operations -
          Three Months Ended June 30, 1997 and 1996. . . . . . . . . . .      3

        Consolidated Statement of Operations -
          Six Months Ended June 30, 1997 and 1996. . . . . . . . . . . .      4

        Consolidated Balance Sheet -
          At June 30, 1997 and December 31, 1996 . . . . . . . . . . . .      5

        Consolidated Statement of Changes in Common
        Shareholder's Equity (Deficit) for the six months
        ended June 30, 1997. . . . . . . . . . . . . . . . . . . . . . .      6

        Consolidated Condensed Statement of Cash Flows -
          Six Months Ended June 30, 1997 and 1996. . . . . . . . . . . .      7

        Notes to Consolidated Financial Statements . . . . . . . . . . .      8

     Item 2.  Management's Discussion and Analysis
              of Results of Operation and Financial Condition. . . . . .      8

PART II.  Other Information. . . . . . . . . . . . . . . . . . . . . . .      13

     Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . .      13

                             ITEM 1: FINANCIAL STATEMENTS

                                ACT III THEATRES, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                    (IN THOUSANDS)
                                     (UNAUDITED)

                                                      1997            1996
                                                  ------------    ------------
REVENUES:
  Admissions                                      $    39,415     $    36,616
  Concessions                                          17,952          16,705
  Other                                                   481             462
                                                  ------------    ------------

                                                       57,848          53,783
                                                  ------------    ------------
EXPENSES
  Costs of operations
    Film Rental                                        21,581          20,342
    Cost of concessions                                 3,187           2,664
    Other theatre operating expenses                   18,974          16,391
                                                  ------------    ------------
           Total                                       43,742          39,397

  General and administrative expenses                   2,264           1,625
  Depreciation and amortization                         6,265           4,820
                                                  ------------    ------------

                                                       52,271          45,842
                                                  ------------    ------------
           Income from operations                       5,577           7,941

OTEHR EXPENSES:
Interest Expense, net                                   6,321           5,793
Loss on sale of assets                                    174               0
                                                  ------------    ------------
                                                        6,495           5,793

Loss Income before income taxes                          (918)          2,148


BENEFIT (PROVISION) FOR INCOME TAXES                      228            (877)
                                                  ------------    ------------
Net (Loss) Income                                        (690)          1,271

ACCRETION OF MANDATORILY REEDEEMABLE
  SECURITIES                                                4               6

PREFERRED DIVIDENDS                                       475             413
                                                  ------------    ------------

Net (Loss) income applicable to common stock      $    (1,169)    $       852
                                                  ------------    ------------
                                                  ------------    ------------


The accompanying notes are an integral part of this consolidated financial statement.

                                ACT III THEATRES, INC.
                         CONSOLIDATED STATEMENT OF OPERATIONS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                    (IN THOUSANDS)
                                     (UNAUDITED)
                                                      1997            1996
                                                  ------------    ------------
REVENUES:
  Admissions                                      $    82,168     $    71,650
  Concessions                                          37,117          32,390
  Other                                                 1,104             952
                                                  ------------    ------------

                                                      120,389         104,992
                                                  ------------    ------------
EXPENSES:
  Costs of operations
    Film Rental                                        43,416          37,448
    Cost of concessions                                 6,440           5,147
    Other theatre operating expenses                   37,717          31,487
                                                  ------------    ------------
           Total                                       87,573          74,082

  General and administrative expenses                   4,255           3,309
  Depreciation and amortization                        12,342          10,468
                                                  ------------    ------------
                                                      104,170          87,859
                                                  ------------    ------------
           Income from operations                      16,219          17,133

OTHER EXPENSES:
  Interest expense, net                                11,972          11,477
  Loss on sale of assets                                  289               0
                                                  ------------    ------------
                                                       12,261          11,477
                                                  ------------    ------------


           Income before income taxes                   3,958           5,656

PROVISION FOR INCOME TAXES                              1,659           2,221
                                                  ------------    ------------

           Net Income                                   2,299           3,435
ACCRETION OF MANDATORILY REDEEMABLE
  SECURITIES                                                8              11

PREFERRED DIVIDENDS                                       950             826
                                                  ------------    ------------

           Net income applicable to common
           stock.                                 $     1,341     $     2,598
                                                  ------------    ------------
                                                  ------------    ------------

The accompanying notes are part of this consolidated financial statement.

                                ACT III THEATRES, INC.
                             CONSOLIDATED BALANCE SHEET
                                (DOLLARS IN THOUSANDS)
                                        ASSETS
                                                    June 30,     December 31,
                                                      1997           1996
                                                  ------------    ------------
                                                  (unaudited)

CURRENT ASSETS:
  Cash and cash equivalents                       $    21,325     $     8,720
  Accounts receivable                                   1,245           1,324
  Prepaid expenses and other receivables                  689             641
  Inventories                                           2,322           2,122
                                                  ------------    ------------
      Total current assets                             25,581          12,807


CONTRACTS RECEIVABLE                                    2,282           2,007
PROPERTY AND EQUIPMENT, net                           265,244         231,621
INTANGIBLES, net                                       30,350          31,753
OTHER ASSETS, net                                       4,270           3,239
                                                  ------------    ------------
      Total assets                                $   327,727     $   281,427
                                                  ------------    ------------
                                                  ------------    ------------



                    LIABILITIES, MANDATORILY REDEEMABLE SECURITIES
                      AND COMMON SHAREHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Current portion of long-term debt and capital
    lease obligations                             $     2,112     $     1,978
  Accounts payable                                     12,194          10,042
  Accrued film rentals                                 10,155          10,063
  Taxes other than income taxes                         2,656           2,839
  Other current liabilities                            15,202          13,349
                                                  ------------    ------------
     Total current liabilities                         42,319          38,271


DEFERRED INCOME TAXES                                   9,830           9,173
LONG-TERM DEBT AND CAPITAL
  LEASE OBLIGATIONS                                   293,426         254,130
                                                  ------------    ------------
                                                      345,575         301,574
                                                  ------------    ------------
MANDATORILY REDEEMABLE SECURITIES OF
  ACT III CINEMAS, INC.                                14,090          13,132
                                                  ------------    ------------


COMMON SHAREHOLDER'S EQUITY (DEFICIT)
  Common stock, $.01 par value, 1,000 shares
    authorized, 100 shares issued and outstanding           1               1
  Additional paid-in capital                            4,979           4,979
  Accumulated deficit                                 (36,918)        (38,259)
                                                  ------------    ------------
                                                      (31,938)        (33,279)
                                                  ------------    ------------
       Total Liabilities and Shareholder's
        Equity (Deficit)                          $   327,727     $   281,427
                                                  ------------    ------------
                                                  ------------    ------------

The accompanying notes are an integral part of this consolidated financial statement.

                                ACT III THEATRES, INC.
                    CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
                   FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)



                                                      1997            1996
                                                  ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                      $     2,299     $     3,435
  Adjustments to reconcile net income to net
    cash provided by operating activities-
  Depreciation and amortization                        12,342          10,468
  Loss on sale of assets                                  289               0
  Amortization of debt discount                           412             469
  Deferred income taxes                                   657             548
  Change in certain working capital items               3,745             352
                                                  ------------    ------------
           Net cash provided by operating
             activities                                19,744          15,272
                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to property and equipment                 (44,457)        (25,354)
  Net change in contracts receiviable                    (275)            329
  Proceeds from sale of assets                            150               0
                                                  ------------    ------------
           Net cash used for investing
           activities                                 (44,582)        (25,025)
                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments made on long-term debt                        (957)           (674)
  Borrowings on long-term debt                         39,975               0
  Deferred financing costs                             (1,575)              0
                                                  ------------    ------------
           Net cash provided by (used for)
             financing activities                      37,443            (674)
                                                  ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                         12,605         (10,427)

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                             8,720          19,002
                                                  ------------    ------------

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD                                       $    21,325     $     8,575
                                                  ------------    ------------
                                                  ------------    ------------



The accompanying notes are an integral part of this consolidated financial statement.

                                ACT III THEATRES, INC.

CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDER'S EQUITY (DEFICIT)
                        FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                (DOLLARS IN THOUSANDS)
                                     (UNAUDITED)



                                              Common         Stock        Additional
                                           --------------------------      Paid-In      Accumulated
                                             Shares          Amount        Capital        Deficit         Total
                                           -----------    -----------    -----------    -----------    -----------
BALANCE, December 31, 1996                         100             $1         $4,979      $(38,259)      $(33,279)

Accretion of mandatorily redeemable senior
  subordinated convertible preferred stock                                                      (8)            (8)

Preferred dividends                                                                           (950)          (950)

Net income                                                                                   2,299          2,299

                                            -----------------------------------------------------------------------
BALANCE, June 30, 1997                             100             $1         $4,979      $(36,918)      $(31,938)
                                            -----------------------------------------------------------------------
                                            -----------------------------------------------------------------------



The accompanying notes are an integral part of this consoldiated financial statement.

                                ACT III THEATRES, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    JUNE 30, 1997
                                     (UNAUDITED)

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

      The results of operations for the six (6) months ended June 30, 1997 and the three (3) months ended June 30, 1997, are not necessarily indicative of results to be expected for the year ending December 3l, l997.

NOTE 2:   NET INCOME PER SHARE

      Earnings per share information is not presented as Act III Theatres, Inc. (the "Company") is a wholly owned subsidiary of Act III Cinemas, Inc., (Cinemas).

NOTE 3:   COMMITMENTS AND CONTINGENCIES

      See Note 9 and 10 of the Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended December 31, 1996 for a description of Commitments and Contingencies.

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

      The Company's revenues are derived principally from box office admissions and theatre concessions sales. Additional sources of revenue include auditorium rentals and video games. The Company's principal costs of operations are film rentals, concession costs and other expenses (such as payroll, advertising, rents, maintenance, supplies, insurance and utilities).
 In general, costs of operations are variable and general and administrative costs are fixed in relation to changes in revenues.

RESULTS OF OPERATIONS:

      The following table presents a summary of certain income statement items as a percentage of total revenues and other key ratios:



                                   Results of Operations         Results of Operations
                                 Three Months Ended June 30      Six Months Ended June 30
                                 --------------------------      ------------------------

                                      1997          1996              1997        1996
                                     -------       -------           -------     -------
REVENUES:
  Admissions . . . . . . . . .        68.1%         68.1%            68.3%        68.2%
  Concessions and other. . . .        31.9%         31.9%            31.7%        31.8%
                                     -------       -------          -------      -------
TOTAL REVENUES . . . . . . . .       100.00%       100.00%          100.00%      100.00%

Costs of operations. . . . . .        75.6%         73.3%            72.7%        70.6%
General and adminis-
  trative expenses . . . . . .         3.9%          3.0%             3.5%         3.2%
Depreciation and
  amortization . . . . . . . .        10.8%          9.0%            10.3%        10.0%
Income from operations . . . .         9.7%         14.8%            13.5%        16.3%
Interest expense (net) . . . .        10.9%         10.8%             9.9%        10.9%


REVENUES:

      Revenue for the quarter ended June 30, l997, increased 7.6% to $57.8 million from $53.8 million for the quarter ended June 30, l996. Revenue for the six months ended June 30, 1997 increased 14.7% to $120.4 million from $105.0 million for the six months ended June 30, 1996. The increase for the quarter and six months ended June 30, 1997, was primarily the result of an increase of 4% in average ticket price and an increase in attendance and concession sales resulting from a net addition of 76 screens in operation at June 30, 1997 as compared to the number of screens in operation at June 30, 1996.

COSTS OF OPERATIONS:

      Cost of operations for the quarter ended June 30, 1997 increased 11.0.% to $43.7 million from $39.4 million for the quarter ended June 30, l996. Costs of operations for the six months ended June 30, 1997 increased 18.2% to $87.6 million from $74.1 million for the six months ended June 30, 1996. The increase for the quarter and the six months ended June 30, 1997 as compared to 1996 is attributable to increased attendance and operating costs associated with the additional screens operated by the Company as well as $565,000 of pre-opening costs relating to three new theatres (one of which will open in the third quarter) and one theatre expansion. Cost of operations as a percentage of revenues increased for the three months and six months ended June 30, 1997 as compared to the same periods in 1996, due to higher concession costs and higher rent expense at the new facilities and during the six month period, higher film rental.

GENERAL AND ADMINISTRATIVE EXPENSES:

      General and administrative expenses increased for the quarter ended June 30, 1997 to $2.3 million from $1.6 million for the quarter ended June 30,1996. General and administrative expenses increased for the six months ended June 30, 1997 to $4.3 million from $3.3 million for the six months ended June 30, 1996. The increase in the dollar amount is attributable to higher salaries, management fee, compensation expenses related to the granting of stock options to certain officers of the Company and professional fees.

DEPRECIATION AND AMORTIZATION:

      Depreciation and amortization expense, which includes amortization of intangibles and other assets, increased for the quarter ended June 30, 1997 to $6.3 million from $4.8 million for the quarter ended June 30, 1996. For the six months ended June 30, 1997 depreciation and amortization increased to $12.3 million from $10.5 million for the same period in 1996. The increase for the quarter and six months ended June 30, 1997 was primarily the result of the opening of new theatres and the renovation of existing theatres.




INTEREST EXPENSE (NET):

      Interest expense increased for both the quarter ended June 30, 1997 and the six months ended June 30, 1997 as compared to the same periods in 1996. The increase was due to higher average borrowing levels and higher applicable rates.

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

      For the six months ended June 30, 1997, the Company's principal investing activities have been for new theatre openings, acquisitions, remodeling and expansion, totalling approximately $44.5 million, which was funded partially with borrowings under the Revolving Credit Agreement (as hereafter defined) and partially with cash on hand.

      Net cash provided by operating activities was insufficient to meet cash used for investing and financing activities for the period ended June 30, 1997. The insufficiency was met by using cash on hand at the beginning of the quarter, plus draws on the Revolving Credit Agreement..

      Under the revolving credit agreement (the "Revolving Credit Agreement") between General Electric Capital Corporation ("GECC"), CIBC, Inc., Bank of America National Trust & Savings Association and Morgan GUA, as lenders, and the Company, the Company has credit availability of $250 million. The amount available under the Revolving Credit Agreement will reduce in amounts varying from $5 million to 10 million on a quarterly basis commencing December 31, 1998 and the Revolving Credit Agreement terminates on September 20, 2001. At June 30, 1997 there was $175 million outstanding under the Revolving Credit Agreement. Interest under the Revolving Credit Agreement is payable monthly at a rate based on either prime or LIBOR, at the Company's option, and determined based upon certain financial ratios of the Company. At June 30, 1997, the interest rate on borrowings was 7.1875%.

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

      The Company's major shareholder has engaged an investment banking firm to provide advice regarding various strategic alternatives, which could include sale of the Company.

                                ACT III THEATRES, INC.

                             PART II -- OTHER INFORMATION



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

            (A)    EXHIBITS:

            *3.1   Certificate of Incorporation

            *3.2   Bylaws, as amended and restated on November 24, 1992

           +27.l   Financial Data Schedule

            (B)    REPORTS ON FORM 8-K

                   None

--------------------------------------------------------------------------------

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

DATED:  This 14th day of August, 1997



                           ACT III THEATRES, INC.
                                                    (REGISTRANT)

                                               BY   /s/ Wade L. Canning
                                                 ------------------------------
                                                    WADE L. CANNING
                                                    Vice President and
                                                    Chief Financial Officer