Form 10-Q
period 1997-09-30
ACT III THEATRES INC
filed 1997-11-14
CIK 894652

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(Mark One)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1997

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition from ___________________ to _______________________

                        COMMISSION FILE NUMBER 33-55400


                            ACT III THEATRES, INC.
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


      Delaware                                         95-4211629
--------------------------------                  ------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification No.)


              919 SW Taylor Street, Suite 900, Portland, Oregon  97205
--------------------------------------------------------------------------------
          (Address of principle executive offices)         (Zip Code)

(Registrant's telephone number, including area code)    (503) 22l-02l3
                                                       -----------------

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

     At October 31, 1997, there were 100 shares of the registrant's common stock outstanding.

                            ACT III THEATRES, INC.

                                     INDEX

                                                                         PAGE
                                                                         NUMBER
                                                                         ------

PART I.       Financial Information (Unaudited)

Item l. Financial Statements . . . . . . . . . . . . . . . . . . . . . .      3
            Consolidated Statement of Operations -
              Three Months Ended September 30, 1997 and 1996 . . . . . .      3

            Consolidated Statement of Operations -
              Nine Months Ended September 30, 1997 and 1996. . . . . . .      4

            Consolidated Balance Sheet -
              At September 30, 1997 and December 31, 1996. . . . . . . .      5

            Consolidated Statement of Changes in Common
            Shareholder's Equity (Deficit) for the nine months
            ended September 30, 1997 . . . . . . . . . . . . . . . . . .      6

            Consolidated Condensed Statement of Cash Flows -
              Nine Months Ended September 30, 1997 and 1996. . . . . . .      7

            Notes to Consolidated Financial Statements . . . . . . . . .      8

         Item 2. Management's Discussion and Analysis
                 of Results of Operation and Financial Condition . . . .      9

PART II.        Other Information. . . . . . . . . . . . . . . . . . . .      14

     Item 5.     Other Information . . . . . . . . . . . . . . . . . . .      14

     Item 6.     Exhibits and Reports on Form 8-K. . . . . . . . . . . .      15

                         ITEM 1: FINANCIAL STATEMENTS

                            ACT III THEATRES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                             1997              1996
                                                             ----              ----
REVENUES:
 Admissions                                                   46,442            42,782
 Concessions                                                  20,751            19,605
 Other                                                           347               682
                                                          ----------      ------------

                                                              67,540            63,069
                                                          ----------      ------------
EXPENSES:
 Costs of operations
  Film rental                                                 25,262            23,145
  Cost of concessions                                          2,839             3,241
  Other theatre operating expenses                            21,176            17,145
                                                          ----------      ------------
           Total                                              49,277            43,531

 General and administrative expenses                           2,262             1,918
 Depreciation and amortization                                 6,945             5,008
                                                          ----------      ------------

                                                              58,484            50,457
                                                          ----------      ------------
           Income from operations                              9,056            12,612

OTHER EXPENSES (INCOME):
Interest expense, net                                          6,542             5,999
 Other income                                                (2,014)              (48)
                                                          ----------      ------------

           Income before income tax                            4,528             6,661


PROVISION FOR INCOME TAXES                                     1,956             2,764
                                                          ----------      ------------
           Net income                                          2,572             3,897

ACCRETION OF MANDATORILY REDEEMABLE
 SECURITIES                                                        4                 4

PREFERRED DIVIDENDS                                              475               414
                                                          ----------      ------------

Net income applicable to common stock                          2,093             3,479
                                                          ----------      ------------
                                                          ----------      ------------

The accompanying notes are an integral part of this consolidated financial statement.

                            ACT III THEATRES, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                             1997              1996
                                                             ----              ----
REVENUES:
 Admissions                                                  128,610           114,432
 Concessions                                                  57,868            51,995
 Other                                                         1,451             1,634
                                                          ----------      ------------

                                                             187,929           168,061
                                                          ----------      ------------
EXPENSES:
 Costs of operations
  Film rental                                                 68,678            60,593
  Cost of concessions                                          9,279             8,388
  Other theatre operating expenses                            58,893            48,632
                                                          ----------      ------------
           Total                                             136,850           117,613

 General and administrative expenses                           6,618             5,338
 Depreciation and amortization                                19,287            15,476
                                                          ----------      ------------
                                                             162,755           138,427
                                                          ----------      ------------
           Income from operations                             25,174            29,634

OTHER EXPENSES (INCOME):
 Interest expense, net                                        18,514            17,476
 Loss on sale  of assets                                         289                0
 Other income                                                (2,115)             (159)
                                                          ----------      ------------
           Income before income taxes                          8,486            12,317

PROVISION FOR INCOME TAXES                                     3,615             4,985
                                                          ----------      ------------
           Net income                                          4,871             7,332


ACCRETION OF MANDATORILY REDEEMABLE
 SECURITIES                                                       12                15

PREFERRED DIVIDENDS                                            1,425             1,240
                                                          ----------      ------------


Net income applicable to common stock                          3,434             6,077
                                                          ----------      ------------
                                                          ----------      ------------

The accompanying notes are part of this consolidated financial statement.

                            ACT III THEATRES, INC.
                          CONSOLIDATED BALANCE SHEET
                            (DOLLARS IN THOUSANDS)
                                    ASSETS

                                                                September 30,         December 31,
                                                                    1997                 1996
                                                               ---------------       --------------
                                                                 (unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                               4,654                8,720
 Accounts receivable                                                     1,563                1,324
 Prepaid expenses and other receivable                                     402                  641
 Inventories                                                             2,447                2,122
                                                               ---------------       --------------
   Total current assets                                                  9,066               12,807

CONTRACTS RECEIVABLE                                                     1,605                2,007
PROPERTY AND EQUIPMENT, net                                            292,840              231,621
INTANGIBLES, net                                                        29,647               31,753
OTHER ASSETS, net                                                        3,985                3,239
                                                               ---------------       --------------
   Total assets                                                        337,143              281,427
                                                               ---------------       --------------
                                                               ---------------       --------------

                LIABILITIES, MANDATORILY REDEEMABLE SECURITIES
                  AND COMMON SHAREHOLDER'S EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Current portion of long-term debt and capital
  lease obligations                                                      2,177                1,978
 Accounts payable                                                       11,145               10,042
 Accrued film rentals                                                    9,064               10,063
 Taxes other than income taxes                                           3,124                2,839
 Other current liabilities                                              13,018               13,349
                                                               ---------------       --------------
   Total current liabilities                                            38,528               38,271

DEFERRED INCOME TAXES                                                   10,828                9,173
LONG-TERM DEBT AND CAPITAL
 LEASE OBLIGATIONS                                                     303,063              254,130
                                                               ---------------       --------------
                                                                       352,419              301,574
                                                               ---------------       --------------
MANDATORILY REDEEMABLE SECURITIES OF
 ACT III CINEMAS, INC.                                                  14,569               13,132
                                                               ---------------       --------------

COMMON SHAREHOLDER'S EQUITY (DEFICIT)
 Common stock, $.01 par value, 1,000 shares
  authorized, 100 shares issued and outstanding                              1                    1
 Additional paid-in capital                                              4,979                4,979
 Accumulated deficit                                                   (34,825)             (38,259)
                                                               ---------------       --------------
                                                                       (29,845)             (33,279)
                                                               ---------------       --------------
       Total liabilities and shareholder's equity (deficit)            337,143              281,427
                                                               ---------------       --------------
                                                               ---------------       --------------

The accompanying notes are an integral part of this consolidated financial statement.

                            ACT III THEATRES, INC.

   CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDER'S EQUITY (DEFICIT)
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                        Common          Stock
                                                       ------------------------  Additional
                                                                                   Paid-In      Accumulated
                                                         Shares         Amount     Capital        Deficit        Total
                                                         ------         ------     -------        -------        -----
BALANCE, December 31, 1996                                    100            $1        4,979      (38,259)       (33,279)

Accretion of mandatorily redeemable senior
  subordinated convertible preferred stock                                                            (12)           (12)

Preferred dividends                                                                                (1,425)        (1,425)

Net income                                                                                           4,871          4,871
                                                       -------------------------------------------------------------------
BALANCE, September 30,1997 September 30,1997                  100            $1        4,979      (34,825)       (29,845)
                                                       -------------------------------------------------------------------
                                                       -------------------------------------------------------------------

The accompanying notes are an integral part of this consolidated financial statement.

                            ACT III THEATRES, INC.
                CONSOLIDATED CONDENSED STATEMENT OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                            (DOLLARS IN THOUSANDS)
                                 (UNAUDITED)

                                                             1997              1996
                                                             ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                    4,871             7,332
 Adjustments to reconcile net income to net
  cash provided by operating activities-
 Depreciation and amortization                                19,287            15,476
 Loss on sale of assets                                          289                 0
 Amortization of debt discount                                   618               703
 Deferred income taxes                                         1,655             1,303
 Change in certain working capital items                       (267)           (3,017)
                                                          ----------      ------------
           Net cash provided by operating activities          26,453            21,797
                                                          ----------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to property and equipment                        (78,012)          (43,479)
 Net change in contracts receivable                              402               353
 Proceeds from sale of assets                                    152                 0
                                                          ----------      ------------
           Net cash provided by financing activities        (77,458)          (43,126)
                                                          ----------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments made on long-term debt                             (1,461)           (1,020)
 Borrowings on long-term debt                                 49,975             5,000
 Deferred financing cost                                     (1,575)                 0
                                                          ----------      ------------
           Net cash provided by financing activies            46,939             3,980
                                                          ----------      ------------


DECREASE IN CASH AND CASH EQUIVALENTS:                       (4,066)          (17,349)

CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD:                                                    8,720            19,002
                                                          ----------      ------------

CASH AND CASH EQUIVALENTS AT END
 OF PERIOD:                                                    4,654             1,653
                                                          ----------      ------------
                                                          ----------      ------------

The accompanying notes are an integral part of this consolidated financial statement.

                            ACT III THEATRES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997
                                  (UNAUDITED)

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

     The results of operations for the nine (9) months ended September 30, 1997 and the three (3) months ended September 30, 1997, are not necessarily indicative of results to be expected for the year ending December 3l, l997.

NOTE 2:   NET INCOME PER SHARE

     Earnings per share information is not presented, as Act III Theatres, Inc. (the "Company") is a wholly owned subsidiary of Act III Cinemas, Inc., ("Cinemas").

NOTE 3:   RECLASSIFICATIONS

     Certain reclassifications have been made to the 1996 financial statements to conform with September 30, 1997 presentation. These reclassifications had no impact on previously reported results of operations or common shareholder's equity (deficit).

NOTE 4:   COMMITMENTS AND CONTINGENCIES

     See Note 9 and 10 of the Notes to Consolidated Financial Statements in the Company's Form 10-K for the fiscal year ended December 31, 1996 for a description of Commitments and Contingencies.

NOTE 5:   CONTRACTS RECEIVABLE

     In August 1997, the contract receivable from a former senior executive was collected. As a result the Company recorded 2.1 million of income for the nine month period ended September 30, 1997. Such amount has been included as other income in the accompanying statement of operations.

NOTE 6:   SUBSEQUENT EVENT

     In October 1997 Cinemas entered into an Agreement and Plan of Merger providing for the merger of Act III Acquisition corp., an affiliate of Kohlberg Kravis Roberts & Co. L.P. ("KKR") with and into Cinemas in a recapitalization transaction valued at approximately $660 million. Upon completion of the merger, affiliates of KKR will own a majority of the shares of Cinemas. The Company will remain a wholly-owned subsidiary of Cinemas following the merger. Additional information about this event is disclosed in Part II, Item 5 of this Form 10-Q.

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW:
On a quarter to quarter basis, the Company's financial results vary due to seasonal fluctuations which affect all motion picture exhibitors. These fluctuations are the result of distribution practices of the major motion picture studios which have historically concentrated the release of films during the summer and holiday seasons. The seasonality of picture exhibition, however, has begun to become less pronounced as studios have begun to release major motion pictures in periods other than the summer and holiday seasons in an effort to reduce seasonal fluctuation.

     The Company's revenues are derived principally from box office admissions and theatre concessions sales. Additional sources of revenue include auditorium rentals and video games. The Company's principal costs of operations are film rentals, concession costs and other expenses (such as payroll, advertising, rents, maintenance, supplies, insurance and utilities). In general, costs of operations are variable, and general and administrative costs are fixed in relation to changes in revenues.

     The Company's future operating results, liquidity and capital resources may be materially affected by actions taken in connection with the merger described in Part II, Item 5 of this report.

RESULTS OF OPERATIONS:



     The following table presents a summary of certain income statement items as a percentage of total revenues and other key ratios:

                                  Results of Operations               Results of Operations
                               Three Months Ended Sept.  30,        Nine Months Ended Sept. 30,
                               ----------------------------------------------------------------

                                 1997             1996               1997             1996
                                 ----             ----               ----             ----
REVENUES:
 Admissions  . . . . . . . . .   68.8%            67.8%              68.1%            68.0%
 Concessions and other .         31.2%            32.2%              31.9%            32.0%
                                 -----            -----              -----            -----
TOTAL REVENUES . . . . . . . .   100.00%          100.00%            100.00%          100.00%


Costs of operations. . . . . .   73.0%            69.0%              72.8%            69.9%
General and adminis-
 trative expenses. . . . . . .    3.3%             3.0%               3.5%             3.2%

Depreciation and
 amortization. . . . . . . . .   10.3%             7.9%              10.3%             9.2%
Income from operations           13.4%            20.0%              13.4%            17.6%
Interest expense (net) . . . .    9.7%             9.5%               9.9%            10.4%


REVENUES:

     Revenues for the quarter ended September 30, l997 increased 7.1%, to $67.5 million, from $63.1 million for the quarter ended September 30, l996. Revenues for the nine months ended September 30, 1997 increased 11.8%, to $187.9 million, from $168.1 million for the nine months ended September 30, 1996. The increase for the quarter and nine months ended September 30, 1997 was primarily attributable to a 3.5% increase in attendance for the quarter and a 8.0% increase in attendance for the nine months, resulting from a net addition of 51 screens in operation at September 30, 1997 as compared to the number of screens in operation at September 30, 1996. Revenues were also positively affected by a combined increase in admissions and concessions per patron of 4.0% for both the three and the nine months ended September 30, 1997 as compared to the same periods in 1996.

COSTS OF OPERATIONS:

     Costs of operations for the quarter ended September 30, 1997 increased 13.2%, to $49.3 million, from $43.5 million for the quarter ended September 30, l996. Costs of operations for the nine months ended September 30, 1997 increased 16.4%, to $136.8 million, from $117.6 million for the nine months ended September 30, 1996. The increase for the quarter and the nine months ended September 30, 1997 as compared to 1996 is attributable to increased attendance and operating costs associated with the additional screens operated by the Company, as well as approximately $1.2 million of pre-opening costs during the nine month period relating to new theaters.

     Costs of operations as a percentage of revenues increased for the three months and nine months ended September 30, 1997 as compared to the same periods in 1996, due primarily to higher film rental, rent expense at the new facilities and higher labor cost as the result of minimum wage increases.

GENERAL AND ADMINISTRATIVE EXPENSES:

     General and administrative expenses for the quarter ended September 30, 1997 increased to $2.3 million, from $1.9 million for the quarter ended September 30,1996. General and administrative expenses for the nine months ended September 30, 1997 increased to $6.6 million, from $5.3 million for the nine months ended September 30, 1996. The increase in the dollar amount is attributable to higher salaries, management fee, compensation expenses related to the granting of stock options to certain officers of the Company and professional fees.

DEPRECIATION AND AMORTIZATION:

     Depreciation and amortization expense, which includes amortization of intangibles and other assets, increased for the quarter ended September 30, 1997 to $6.9 million, from $5.0 million for the quarter ended September 30, 1996. For the nine months ended September 30, 1997 depreciation and amortization expense increased to $19.3 million, from $15.5 million for the same period in 1996. The increase for the quarter and nine months ended September 30, 1997 was primarily the result of opening new theatres and the renovation of existing theatres.

INTEREST EXPENSE (NET):

     Interest expense increased for the quarter and nine months ended September 30, 1997 as compared to the same periods in 1996. The increase was due to higher average borrowing levels and higher applicable interest rates during the 1997 periods.

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

     For the nine month period ended September 30, 1997, the Company's principal investing activities were for new theatre openings, acquisitions, remodeling and expansion which totaled approximately $78.0 million. This amount was funded partially with borrowings under the Revolving Credit Agreement (as hereinafter defined), and partially with cash from operations.

     Net cash provided by operating activities was insufficient to meet cash required for investing activities for the period ended September 30,1997. As a result, cash provided by operating activities for the nine months ended September 30, 1997 was supplemented with cash on hand at the beginning of the period and draws on the Revolving Credit Agreement.

     Under the revolving credit agreement (the "Revolving Credit Agreement") between General Electric Capital Corporation ("GECC"), CIBC, Inc., Bank of America National Trust & Savings Association and Morgan GUA, as lenders, and the Company, the Company has credit availability of $250 million. The amount available under the Revolving Credit Agreement will reduce in amounts varying from $5 million to $10 million on a quarterly basis commencing December 31, 1998 and the Revolving Credit Agreement terminates on September 20, 2001. At September 30,1997 there was $185 million outstanding under the Revolving Credit Agreement. Interest under the Revolving Credit Agreement is payable monthly at a rate based on either prime or LIBOR, at the Company's option, and determined based upon certain financial ratios of the Company. At September 30, 1997, the interest rate on borrowings was 7.15625%.

     Additionally, the Company has $85 million of senior subordinated notes outstanding which mature in 2003 and bear interest at 11-7/8% (the "senior subordinated notes"). The Indenture governing the senior subordinated notes contains restrictive covenants that, among other things, restrict the amount and type of debt that the Company may incur and impose limitations on the creation of liens, changes in control, transactions with affiliates, mergers and investments. Similar limitations exist in the Revolving Credit Agreement. Pursuant to the Agreement and Plan of Merger dated as of October 17, 1997 by and between Act III Cinemas, Inc. and Act III Acquistion Corp., Cinemas will cause the Company to defease the senior subordinated notes concurrently with the closing of the merger provided for therein. Upon such defeasance becoming effective the restrictive covenants contained in the Indenture governing the senior subordinated notes will no longer apply to the Company. See Part II, Item 5 of this report. The Company does not anticipate that the restrictive covenants contained in the senior subordinated notes (prior to their defeasance) or in the Revolving Credit Agreement will materially impede the operations of the Company.

FACTORS AFFECTING FORWARD-LOOKING INFORMATION:

     The statements contained in this report that are not statements of historical fact may include forward-looking information (as defined in Section 27A of the Securities Act of 1933, as amended) that involve risks and uncertainties which could cause actual results to differ materially from those predicted in the forward-looking statements. Such risks and uncertainties include, but are not limited to: the possibility that the merger discussed herein may not be completed, or that when completed such merger may not result in the contemplated benefit to the Company; the possibility that the defeasence of the senior subordinated notes may not be effected at the time contemplated, or at all; the possibility that if the senior subordinated notes are not defeased pursuant to the Merger Agreement, the restrictive covenants contained in such senior subordinated notes may materially impede the operations of the Company; the potential effect, in any event, of the restrictive covenants contained in the Revolving Credit Agreement on the Company's operations; and additional factors listed from time to time in the Company's SEC reports including, but not limited to, the Company's report on Form 10-K for the fiscal year ended December 31, 1996.

                            ACT III THEATRES, INC.

                         PART II -- OTHER INFORMATION

ITEM 5:   OTHER INFORMATION

     Act III Cinemas, Inc. ("Cinemas"), the Company's parent corporation, announced that it has signed an Agreement and Plan of Merger (the "Merger Agreement") providing for the merger of Act III Acquisition Corp., an Affiliate of Kohlberg Kravis Roberts & Co. L.P. ("KKR"), with and into Cinemas, in a recapitalization transaction valued at approximately $660 million. Upon Completion of the merger, affiliates of KKR will own a majority of the shares of Cinemas. The Company will remain a wholly-owned subsidiary of Cinemas following the merger.

     Cinemas is expected to be capitalized with approximately $250 million of equity upon consummation of the transaction. The majority of such equity will be invested by affiliates of KKR and the remainder will be invested or retained by existing stockholders and members of management of Cinemas. The balance of the funds required to consummate the transaction will come from borrowings, including refinancing of the Company's existing indebtedness.

     The Merger Agreement provides that Cinemas will defease the Company's 11-7/8% Senior Subordinated Notes due 2003 (the "Notes") concurrently with the closing of the merger by making the irrevocable deposit referred to in the first paragraph of Section 8.01 of the Indenture for the Notes.

     The Agreement and Plan of Merger has been unanimously approved and adopted by the Board of Directors of Cinemas. It has also been approved and adopted by the written consent of certain stockholders of Cinemas who together hold more than a majority of the outstanding shares of common stock of Cinemas. The merger is expected to close during November, 1997.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K


        (A)  EXHIBITS:

        *3.1 Certificate of Incorporation

        *3.2 Bylaws, as amended and restated on November 24, 1992

       + 27.l  Financial Data Schedule

         (B)  REPORTS ON FORM 8-K

              None

---------------------------------------

     * Incorporated herein by reference from the Company's registration statement on Form S-l dated as of January 26, 1993
     +    Filed herewith

                                  SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunder duly authorized.

DATED:  This 14th day of  November, 1997



                                 ACT III THEATRES, INC.
                                 ----------------------
                                    (REGISTRANT)


                                BY   //s// Wade L. Canning
                                  ------------------------------
                                     WADE L. CANNING
                                     Vice President and Chief  Financial Officer